Form 10-Q
period 2011-06-30
FELAFEL CORP
filed 2011-07-26
CIK 1504937

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

OR

☐ TRANSITIONAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to _____________

Commission file number 333-171277

FELAFEL CORP.

A Delaware Corporation	I.R.S. Employer No. 80-0546288

c/o Idan Karako
27 Bet Hillel Street, Unit 18
Tel Aviv Israel 67017
Phone number: +972-54-6419419

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☐ No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of July 22, 2011, 9,666,666 shares of Common Stock, par value $0.0001 per share, were outstanding.

FELAFEL CORP.
(A DEVELOPMENT STAGE COMPANY)

INDEX TO FINANCIAL STATEMENTS
JUNE 30, 2011

Financial Statements-

Balance Sheets as of June 30, 2011 and December 31, 2010	F-2

Statements of Operations for the Three Months and Six Months Ended
June 31, 2011 and 2010, and Cumulative from Inception	F-3

Statement of Stockholders’ Equity for the Period from Inception
through June 30, 2011	F-4

Statements of Cash Flows for the Six Months Ended June 30, 2011 and 2010,
and Cumulative from Inception	F-5

Notes to Financial Statements	F-6

FELAFEL CORP.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
AS OF JUNE 30, 2011 AND DECEMBER 31, 2010

	As of	As of
	June 30,	December 31,
	2011	2010
	(Unaudited)	(Audited)
ASSETS

Current Assets:
Cash and cash equivalents	$1,507	$19,050
Deferred offering costs	26,000	19,000
Total current assets	27,507	38,050

Total Assets	27,507	38,050

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable and accrued expenses	8,125	9,516
Loans payable - directors and officers	3,684	-
Total Current Liabilities	11,809	9,516

Commitments and Contingencies

Stockholders' Equity (Deficit):
Common stock, par value $0.0001 per share, 200,000,000 shares authorized;
9,000,000 shares issued and outstanding	900	900
Additional paid-in capital	39,800	39,800
(Deficit) accumulated during development stage	(25,002)	(12,166)

Total stockholders' equity (deficit)	15,698	28,534

Total Liabilities and Stockholders' Equity	$27,507	$38,050

The accompanying notes to financial statements are
an integral part of these statements.

FELAFEL CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010,
AND CUMULATIVE FROM INCEPTION (JUNE 2, 2009)
THROUGH JUNE 30, 2011
(Unaudited)

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended	Cumulative
	June 30,	June 30,	June 30,	June 30,	From
	2011	2010	2011	2010	Inception

Revenues	$-	$-	$-	$-	$-

Expenses:
General and administrative-
Professional fees	3,000	-	3,000	1,000	7,000
Filing fees	3,571	-	9,626	-	12,017
SEC commission	-	-	-	-	250
Travel	-	-	-	-	4,880
Other	130	16	210	16	855

Total general and administrative expenses	6,701	16	12,836	1,016	25,002
					-
(Loss) from Operations	(6,701)	(16)	(12,836)	(1,016)	(25,002)

Other Income (Expense)	-	-	-	-	-

Provision for income taxes	-	-	-	-	-

Net (Loss)	$(6,701)	$(16)	$(12,836)	$(1,016)	$(25,002)

(Loss) Per Common Share:
(Loss) per common share - Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Number of Common Shares Outstanding - Basic and Diluted	9,000,000	7,000,000	9,000,000	7,000,000

The accompanying notes to financial statements are
an integral part of these statements.

FELAFEL CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE PERIOD FROM INCEPTION (JUNE 2, 2009)
THROUGH JUNE 30, 2011
(Unaudited)

					(Deficit)
					Accumulated
			Stock	Additional	During the
	Common stock		Subscriptions	Paid-in	Development
Description	Shares	Amount	Receivable	Capital	Stage	Totals

Balance - at inception	-	$-	$-	$-	$-	$-

Common stock issued for cash ($0.0001/share)	7,000,000	700	(700)	-	-	-

Net (loss) for the period	-	-	-	-	-	-

Balance -December 31, 2009	7,000,000	700	(700)	-	-	-

Common stock issued for cash ($ 0.02/share)	2,000,000	200	-	39,800	-	40,000

Stock subscriptions payment received	-	-	700	-	-	700

Net (loss) for the period	-	-	-	-	(12,166)	(12,166)

Balance -December 31, 2010	9,000,000	900	-	39,800	(12,166)	28,534
`
Net (loss) for the period	-	-	-	-	(12,836)	(12,836)

Balance - June 30, 2011	9,000,000	$900	$-	$39,800	$(25,002)	$15,698

The accompanying notes to financial statements are
an integral part of these statements.

FELAFEL CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010, AND
CUMULATIVE FROM INCEPTION (JUNE 2, 2009)
THROUGH JUNE 30, 2011
(Unaudited)

	Six Months Ended	Six Months Ended	Cumulative
	June 30,	June 30,	From
	2011	2010	Inception

Operating Activities:
Net (loss)	$(12,836)	$(1,016)	$(25,002)
Adjustments to reconcile net (loss) to net cash provided by operating activities:
Changes in net assets and liabilities-
Deferred offering costs	(7,000)		(26,000)
Accounts payable and accrued expenses	(1,391)	2,000	8,125

Net Cash Provided by (Used in) Operating Activities	(21,227)	984	(42,877)

Investing Activities:
Cash provided by investing activities	-	-	-

Net Cash Provided by Investing Activities	-	-	-

Financing Activities:
Proceeds from shareholder loans	3,684	-	3,684
Proceeds from common stock	-	19,850	40,700

Net Cash Provided by Financing Activities	3,684	19,850	44,384

Net (Decrease) Increase in Cash	(17,543)	20,834	1,507

Cash - Beginning of Period	19,050	-	-

Cash - End of Period	$1,507	$20,834	$1,507

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

The accompanying notes to financial statements are an integral part of these statements.

FELAFEL CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

Basis of Presentation and Organization

Felafel Corp. (the “Company”) is in the development stage, and has limited operations. The Company was incorporated under the laws of the State of Delaware on June 2, 2009. The business plan of the Company is to become a leading falafel fast-food retail chain in the Baltic States. The accompanying financial statements of the Company were prepared from the accounts of the Company under the accrual basis of accounting.

Unaudited Interim Financial Statements

The interim financial statements of the Company as of June 30, 2011, and for the periods ended, and cumulative from inception, are unaudited. However, in the opinion of management, the interim financial statements include all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the Company’s financial position as of June 30, 2011, and the results of its operations and its cash flows for the periods ended June 30, 2011, and cumulative from inception. These results are not necessarily indicative of the results expected for the calendar year ending December 31, 2011. The accompanying financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States. Refer to the Company’s audited financial statements as of December 31, 2010, filed with the SEC, for additional information, including significant accounting policies.

Cash and Cash Equivalents

For purposes of reporting within the statement of cash flows, the Company considers all cash on hand, cash accounts not subject to withdrawal restrictions or penalties, and all highly liquid debt instruments purchased with a maturity of three months or less to be cash and cash equivalents.

Revenue Recognition

The Company is in the development stage and has yet to realize revenues from operations. Once the Company has commenced operations, it will recognize revenues when delivery of goods or completion of services has occurred provided there is persuasive evidence of an agreement, acceptance has been approved by its customers, the fee is fixed or determinable based on the completion of stated terms and conditions, and collection of any related receivable is probable.

Loss per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period. Fully diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no dilutive financial instruments issued or outstanding for the period ended June 30, 2011.

Income Taxes

The Company accounts for income taxes pursuant to FASB ASC 740. Deferred tax assets and liabilities are determined based on temporary differences between the bases of certain assets and liabilities for income tax and financial reporting purposes. The deferred tax assets and liabilities are classified according to the financial statement classification of the assets and liabilities generating the differences.

The Company maintains a valuation allowance with respect to deferred tax assets. The Company establishes a valuation allowance based upon the potential likelihood of realizing the deferred tax asset and taking into consideration the Company’s financial position and results of operations for the current period. Future realization of the deferred tax benefit depends on the existence of sufficient taxable income within the carryforward period under the Federal tax laws.

Changes in circumstances, such as the Company generating taxable income, could cause a change in judgment about the realizability of the related deferred tax asset. Any change in the valuation allowance will be included in income in the year of the change in estimate.

Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange. As of June 30, 2011 and December 31, 2010, the carrying value of accounts payable-trade and accrued liabilities approximated fair value due to the short-term nature and maturity of these instruments.

Deferred Offering Costs

The Company defers as other assets the direct incremental costs of raising capital until such time as the offering is completed. At the time of the completion of the offering, the costs are charged against the capital raised. Should the offering be terminated, deferred offering costs are charged to operations during the period in which the offering is terminated.

Common Stock Registration Expenses

The Company considers incremental costs and expenses related to the registration of equity securities with the SEC, whether by contractual arrangement as of a certain date or by demand, to be unrelated to original issuance transactions. As such, subsequent registration costs and expenses are reflected in the accompanying financial statements as general and administrative expenses, and are expensed as incurred.

Lease Obligations

All non cancellable leases with an initial term greater than one year are categorized as either capital leases or operating leases. Assets recorded under capital leases are amortized according to the methods employed for property and equipment or over the term of the related lease, if shorter.

Estimates

The financial statements are prepared on the basis of accounting principles generally accepted in the United States. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of June 30, 2011 and December 31, 2010, and expenses for the three months and six months ended June 30, 2011 and 2010, and cumulative from inception. Actual results could differ from those estimates made by management.

Fiscal Year End

The Company has adopted a fiscal year end of December 31.

2. Development Stage Activities and Going Concern

The Company is currently in the development stage, and has not commenced operations. The business plan of the Company is to become a leading falafel fast-food retail chain in the Baltic States.

On April 2, 2010, the Company offered a capital formation activity through a PPO, exempt from registration under the Securities Act of 1933, to raise up to $40,000 through the issuance of 2,000,000 shares of its common stock, par value $0.0001 per share, at an offering price of $0.02 per share. As of August 28, 2010, the Company raised $40,000 in proceeds with the issuance of 2,000,000 shares of its common stock.

The Company has commenced a capital formation activity by filing a Registration Statement on Form S-1 to the SEC to register and sell in a self-directed offering 3,333,333 shares of newly issued common stock at an offering price of $0.03 per share for proceeds of up to $100,000.

Additionally, the Company will register 2,000,000 shares of its outstanding shares of common stock on behalf of selling stockholders with the Registration Statement on Form S-1. The Company will not receive any of the proceeds from the sales of these 2,000,000 shares.

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplate continuation of the Company as a going concern. The Company has not established any source of revenues to cover its operating costs, and as such, has incurred an operating loss since inception. Further, as of June 30, 2011 the cash resources of the Company were insufficient to meet its current business plan. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

3. Common Stock

On June 3, 2009, the Company issued 5,000,000 shares of common stock the director of the Company, for a $500 subscription receivable. Payment of the subscription was received by December 31, 2010.

On December 21, 2009, the Company issued 2,000,000 shares of common stock to a secretary of the Company, for a $200 subscription receivable. Payment of the subscription was received by December 31, 2010.

On April 2, 2010, the Company began a capital formation activity through a PPO, exempt from registration under the Securities Act of 1933, to raise up to $40,000 through the issuance of 2,000,000 shares of its common stock, par value $0.0001 per share, at an offering price of $0.02 per share. As of August 28, 2010, the Company had received $40,000 in proceeds from the PPO.

The Company has commenced a capital formation activity by filing a Registration Statement on Form S-1 to the SEC to register and sell in a self-directed offering 3,333,333 shares of newly issued common stock at an offering price of $0.03 per share for proceeds of up to $100,000. As of June 30, 2011, legal and accounting fees of $26,000 relating to this registration statement are recorded as deferred offering costs.

Additionally, the Company will register 2,000,000 shares of its outstanding shares of common stock on behalf of selling stockholders with the Registration Statement on Form S-1. The Company will not receive any of the proceeds from the sales of these 2,000,000 shares.

4. Income Taxes

The provision (benefit) for income taxes for the periods ended June 30, 2011 and 2010, were as follows (assuming a 23% effective tax rate):

	2011	2010

Current Tax Provision:
Federal-
Taxable income	$-	$-

Total current tax provision	$-	$-

Deferred Tax Provision:
Federal-
Loss carryforwards	$2,952	$234
Change in valuation allowance	(2,952)	(234)

Total deferred tax provision	$-	$-

The Company had deferred income tax assets as of June 30, 2011 and December 31, 2010 as follows:

	2011	2010

Loss carryforwards	$5,750	$2,798
Less - Valuation allowance	(5,750)	(2,798)

Total net deferred tax assets	$-	$-

The Company provided a valuation allowance equal to the deferred income tax assets for periods ended June 30, 2011 and  December 31, 2010 because it is not presently known whether future taxable income will be sufficient to utilize the loss carryforwards.

As of June 30, 2011, the Company had approximately $25,002 in tax loss carryforwards that can be utilized future periods to reduce taxable income, and expire by the year 2031.

The Company did not identify any material uncertain tax positions on tax returns that were or will be filed.  The Company did not recognize any interest or penalties for unrecognized tax benefits.

The federal income tax returns of the Company are subject to examination by the IRS, generally for three years after they are filed.

5.   Related Party Loans and Transactions

On June 3, 2009, the Company issued 5,000,000 shares of common stock to the director of the Company, for a $500 subscription receivable. Payment of the subscription was received by December 31, 2010.

On December 21, 2009, the Company issued 2,000,000 shares of common stock to the secretary of the Company, for $200 subscription receivable. Payment of the subscription was received by December 31, 2010.

As of June 30, 2011, loans from related parties amounted to $3,684 and represented working capital advances from Directors who are also stockholders of the Company. The loans are unsecured, non-interest bearing, and due on demand.

The Company's president and director provides rent-free office space to the Company.

6. Recent Accounting Pronouncements

In April 2010, the FASB issued ASU No. 2010-17, Revenue Recognition—Milestone Method (ASU 2010-017). ASU 2010-017 provides guidance in applying the milestone method of revenue recognition to research or development arrangements. This guidance concludes that the milestone method is a valid application of the proportional performance model when applied to research or development arrangements. Accordingly, an entity can make an accounting policy election to recognize a payment that is contingent upon the achievement of a substantive milestone in its entirety in the period in which the milestone is achieved. The guidance is effective for fiscal years, and interim periods within those years, beginning on or after June 15, 2010. The adoption of this accounting standard had no impact on the Company's financial position or results of operations.

In February 2010, the FASB issued amended guidance on subsequent events. Under this amended guidance, SEC filers are no longer required to disclose the date through which subsequent events have been evaluated in originally issued and revised financial statements. This guidance was effective immediately and the Company adopted these new requirements upon issuance of this guidance.

In January 2010, the FASB issued Accounting Standards Update (ASU) No. 2010-06, Fair Value Measurements and Disclosures (Topic 820)—Improving Disclosures about Fair Value Measurements (ASU No. 2010-06). ASU No. 2010-06 requires: (1) fair value disclosures of assets and liabilities by class; (2) disclosures about significant transfers in and out of Levels 1 and 2 on the fair value hierarchy, in addition to Level 3; (3) purchases, sales, issuances, and settlements be disclosed on gross basis on the reconciliation of beginning and ending balances of Level 3 assets and liabilities; and (4) disclosures about valuation methods and inputs used to measure the fair value of Level 2 assets and liabilities. ASU No. 2010-06 becomes effective for the first financial reporting period beginning after December 15, 2009, except for disclosures about purchases, sales, issuances, and settlements of Level 3 assets and liabilities which will be effective for fiscal years beginning after December 15, 2010. The adoption of this accounting standard had no impact on the Company's financial position or results of operations.

In October 2009, the FASB issued ASU No. 2009-13, Revenue Recognition (Topic 605)—Multiple-Deliverable Revenue Arrangements: a consensus of the FASB Emerging Issues Task Force (ASU 2009-13). ASU 2009-13 establishes a selling-price hierarchy for determining the selling price of each element within a multiple-deliverable arrangement. Specifically, the selling price assigned to each deliverable is to be based on vendor-specific objective evidence (VSOE) if available, third-party evidence, if VSOE is unavailable, and estimated selling prices if neither VSOE or third-party evidence is available. In addition, ASU 2009-13 eliminates the residual method of allocating arrangement consideration and instead requires allocation using the relative selling price method. ASU 2009-13 will be effective prospectively for multiple-deliverable revenue arrangements entered into, or materially modified, in fiscal years beginning on or after June 15, 2010 The adoption of this accounting standard had no impact on the Company's financial position or results of operations.

In August 2009, the FASB issued ASU No. 2009-05, Fair Value Measurements and Disclosures (Topic 820)—Measuring Liabilities at Fair Value (ASU 2009-05). ASU 2009-05 provides guidance in measuring the fair value of a liability when a quoted price in an active market does not exist for an identical liability or when a liability is subject to restrictions on its transfer. ASU 2009-15 was effective for the Company beginning with the quarter ended December 31, 2009. The adoption of this accounting standard had no impact on the Company's financial position or results of operations.

The Company does not expect the adoption of any recently issued accounting pronouncements to have a significant impact on our net results of operations, financial position, or cash flows.

6. Subsequent Events
In July 2011, the Company received subscriptions to issue 1,333,333 shares at $0.03 per share for a total of $40,000. These shares were offered in the Registration Statement on Form S-1

Item 2. Management's Discussion and Analysis or Plan of Operations

As used in this Form 10-Q, references to the “Company,” “Felafel,” “we,” “our” or “us” refer to Felafel Corp. unless the context otherwise indicates.

This Management’s Discussion and Analysis or Plan of Operations should be read in conjunction with the financial statements and the notes thereto included elsewhere in this report and with the Management's Discussion and Analysis or Plan of Operations and the financial statements for the year ended December 31, 2010 and for the period ended March 31, 2011, and the notes thereto included in our Registration Statement on Form S-1, which became effective on June 3, 2011.

Forward-Looking Statements

This Management’s Discussion and Analysis or Plan of Operations contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are based on current expectations, estimates, forecasts and projections about us, our future performance, the industry in which we operate our beliefs and our management’s assumptions. In addition, other written or oral statements that constitute forward-looking statements may be made by us or on our behalf. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to assess. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements.

For a description of such risks and uncertainties refer to our Registration Statement on Form S-1 (Registration No. 333-171277) filed with the Securities and Exchange Commission, which became effective on June 3, 2011. Except as required under the federal securities laws and the rules and regulations of the Securities and Exchange Commission, we do not have any intention or obligation to update publicly any forward-looking statements or risk factors included herein, whether as a result of new information, future events, changes in assumptions or otherwise.

Plan of Operation

Results of Operations

For the period ended June 30, 2011, we had no revenues, similar to the period ended June 30, 2010 in which we also had no revenues.  Expenses increased from $16 in the period ended June 30, 2010 to $6,701 in the period ended June 30, 2011. This increase was a result of the expenses relating to our registration statement.

For the period ended June 30, 2011, we incurred a net loss of $6,701, as compared to a net loss of $16 in the period ended June 30, 2010.  The increase in losses resulted from the expenses relating to our registration statement. Our cumulative net loss during the period from June 2, 2009 (inception) through June 30, 2011 was $25,002.

During the month of July 2011, we received subscriptions in an amount equal to $40,000, of which $20,000 was paid as of the date hereof. When and if the additional $20,000 is paid, we will have met the minimum offering requirement under our Registration Statement on Form S-1.

Liquidity and Capital Resources

We estimate that we will require approximately $100,000 for the next 12 months of operations, including the costs of opening our pilot restaurant with new equipment on a fully-equipped basis. If we do not reach the maximum amount, we will do without some equipment, buy some equipment used, and cut back on some budget items. We do not have sufficient resources to effectuate our current business plan. As of July 22, 2011, we had $12,887 available in cash. Assuming that we lease a restaurant location rather than buying it, we expect to incur a minimum of $100,000 in expenses during the next 12 months of operations assuming that we open our pilot restaurant with new equipment on a fully-equipped basis. Depending upon how much we raise, we anticipate incurring the following expenses:

	100%	80%	60%	40%
Design, Legal fee, Store construction and ventilation	$33,777	$20,000	$20,000	$13,000
Signage	$2,649	$2,649	$2,649	$2,649
Initial Marketing and inventory and working capital	$10,597	$10,597	$7,500	$6,000
Display Unit	$6,755	$6,755	$1,351	$1,351
Table counter	$1,987	$1,987	$1,000	$1,000
Six Chairs	$795	$795	$200	$200
Counter	$1,987	$1,987	$800	$800
Electronic till and stock level counter	$2,649	$2,649	$530	$530
Two refrigerators	$3,852	$770	$770	$770
Drinks fridge	$583	$583	$583	$583
Store room shelving	$397	$397	$100	$100
Automatic Felafel maker and fryer	$5,298	$1,060	$1,060	$1,060
Mixer/blender	$1,824	$1,824	$365	$365
Stainless Steel pans	$583	$583	$583	$583
Heating	$2,000	$2,000	$1,000	$1,000
Creation of web site	$2,649	$2,000	$0	$0
Accounting costs	$1,325	$1,325	$1,325	$1,325
Operating costs during pre-opening period (payroll, rent, utilities, etc)	$6,431	$6,431	$6,431	$6,431
Advertising Costs	$13,246	$13,246	$13,246	$1,500
Total Opening Costs	$99,384	$77,638	$59,493	$39,247

Additionally, $15,000 will be needed for general working capital, which is not included in this offering, and which we hope to fund out of operations.

Plan of Operation

We plan initially to open and operate one company-owned restaurant in Riga, Latvia, which will serve as our pilot restaurant. We have chosen to locate the pilot restaurant in Riga, because our management team knows the city of Riga well and feels that it is capable of operating our pilot restaurant there. We currently anticipate that we will conclude our offering in August 2011.We estimate we will require $100,000 to establish our pilot restaurant at the full standard we desire. We believe that it will take us approximately three months from the date that the offering is completed to find and prepare a location and to open our pilot restaurant. Therefore, assuming that the offering is completed in August 2011, we anticipate that we will open our pilot restaurant in November 2011.

We anticipate that once the restaurant opens, it will start to generate cash.

Of course, there can be no assurance that any of these predictions is accurate or will ever materialize. In the first year of operation, costs will be directed to launching and operating the pilot restaurant. Funds generated to finance this start-up will come from initial shares sold. We anticipate that if we sell the minimum number of shares, we will be able to launch our pilot restaurant by reducing some budget items and purchasing some equipment used rather than new. See the chart under Liquidity and Capital Resources. In the period following the offering, we expect to sign a one-year lease for the pilot restaurant location. We have already begun to investigate suitable locations for the pilot restaurant. We anticipate that the amounts in the budget chart will cover the costs of finding the store location and the first year’s rent.

We anticipate spending between $5,000 and $20,000 to make the rental location suitable for our pilot restaurant. If we raise less than the maximum amount in the offering, we will reduce the amount that we spend on this item by using less expensive materials. We anticipate that this process will take approximately two months and include the following steps:

•      Assembling the interior and exterior décor
•      Connecting the plumbing and the required electric wiring
•      Installing the necessary kitchen appliances including refrigerator(s), a felafel maker, a mixer and a salad station
•      Obtaining the required certificate of occupancy, regulatory licenses, and certifications
•      Setting up the cash register and utilities
•      Hiring and training personnel
•      Food testing and pre-opening trial runs

The chart contained in Liquidity and Capital Resources sets out the costs associated with purchasing the materials we need for setting up our pilot restaurant. During the pre-opening period, we also anticipate that we will need to pay operational costs like payroll, rent and utilities. These costs are included in the chart.

Additional Equity Raises

On June 3, 2009, we issued 5,000,000 shares of common stock to Mr. Idan Karako, our President, Chief Executive Officer, Treasurer and Director, for a $500 subscription receivable, which has since been paid.

On December 21, 2009, we issued 2,000,000 shares of common stock to Ms. Viktorija Eglinskaite-Dijokiene, our Secretary and Director, for a $200 subscription receivable, which has since been paid.

On April 2, 2010, the Company began a capital formation activity through a Private Placement Offering, exempt from registration under the Securities Act of 1933, to raise up to $40,000 through the issuance of 2,000,000 shares of its common stock, par value $0.0001 per share, at an offering price of $0.02 per share.

The $0.02 per share price was determined arbitrarily by the Company. It did not necessarily bear any relationship to the Company’s assets’ value, net worth, revenues, or other established criteria of value, and should not be considered indicative of the actual value of the shares. As of August 28, 2010, the Company had received $40,000 in proceeds from the Private Placement Offering.

Despite this, we still do not have sufficient resources to effectuate our business plan. As of July 22, 2011 we had approximately $12,887 in cash. As noted above, we expect to incur a minimum of $100,000 in expenses during the next twelve months of operations, assuming that we open our pilot restaurant in the best way possible.

Going Concern Consideration

Our registered independent auditors included an explanatory paragraph in their report on the accompanying consolidated financial statements regarding concerns about our ability to continue as a going concern. Our consolidated financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our registered independent auditors.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 4T. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the United States Securities and Exchange Commission.  Our principal executive officer and principal financial officer have reviewed the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)) as of the end of the period covered by this report and have concluded that the disclosure controls and procedures are not effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported in a timely manner.

Changes in Internal Controls

There have been no changes in the Company's internal control over financial reporting during the last quarterly period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1.     Legal Proceedings

There are no pending legal proceedings to which the Company is a party or in which any director, officer or affiliate of the Company, any owner of record or beneficially of more than 5% of any class of voting securities of the Company, or security holder is a party adverse to the Company or has a material interest adverse to the Company. The Company’s property is not the subject of any pending legal proceedings.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults upon Senior Securities

None.

Item 4. Submission of Mattes to a Vote of Security Holders

There was no matter submitted to a vote of security holders during the fiscal quarter ended June 30, 2010.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit
Number	Description

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

FELAFEL CORP.

Date: July 25, 2011	By:	/s/ Idan Karako
Name: Idan Karako Title: President, Chief Executive Officer, Treasurer and Director (Principal Executive Officer and Principal Financial and Accounting Officer)
Date: July 25, 2011		By: /s/ Viktorija Eglinskaite-Dijokiene
Name: Viktorija Eglinskaite-Dijokiene Title: Secretary and Director