Form 10-Q
period 2011-09-30
FELAFEL CORP
filed 2011-11-10
CIK 1504937

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Yes ☒ No  ☐

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of November 1, 2011,  10,333,333 shares of Common Stock, par value $0.0001 per share, were outstanding.

FELAFEL CORP.
(A DEVELOPMENT STAGE COMPANY)

INDEX TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

FELAFEL CORP.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
AS OF SEPTEMBER 30, 2011 AND DECEMBER 31, 2010

	As of	As of
	September 30,	December 31,
	2011	2010
	(Unaudited)	(Audited)

ASSETS
Current Assets:
Cash and cash equivalents	$13,419	$19,050
Deferred offering costs	-	19,000
Total current assets	13,419	38,050

Total Assets	13,419	38,050

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable and accrued expenses	2,000	9,516
Loans payable - directors and officers	3,684	-
Total Current Liabilities	5,684	9,516

Commitments and Contingencies

Stockholders' Equity (Deficit):
Common stock, par value $0.0001 per share, 200,000,000 shares authorized;
10,333,333 and 9,000,000 shares issued and outstanding, respectively	1,033	900
Additional paid-in capital	53,667	39,800
(Deficit) accumulated during development stage	(46,965)	(12,166)

Total stockholders' equity (deficit)	7,735	28,534

Total Liabilities and Stockholders' Equity	$13,419	$38,050

The accompanying notes to financial statements are
an integral part of these statements.

FELAFEL CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010,
AND CUMULATIVE FROM INCEPTION (JUNE 2, 2009)
THROUGH SEPTEMBER 30, 2011
(Unaudited)

	Three Months	Three Months	Nine Months	Nine Months	Cumulative
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,	From
	2011	2010	2011	2010	Inception

Revenues	$20,000	$-	$20,000	$-	$20,000

Expenses:
General and administrative-
Professional fees	39,755	3,000	42,755	4,000	46,755
Filing fees	1,883	-	11,509	-	13,900
SEC commission	-	-	-	-	250
Travel	-	4,880	-	4,880	4,880
Other	324	318	534	334	1,104

Total general and administrative expenses	41,962	8,198	54,798	9,214	66,890
					-
(Loss) from Operations	(21,962)	(8,198)	(34,798)	(9,214)	(46,890)

Other Income (Expense)	-	(75)	-	(75)	(75)

Provision for income taxes	-	-	-	-	-

Net (Loss)	$(21,962)	$(8,273)	$(34,798)	$(9,289)	$(46,965)

(Loss) Per Common Share:
(Loss) per common share - Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Number of Common Shares Outstanding - Basic and Diluted	10,275,362	7,717,391	9,429,792	7,241,758

The accompanying notes to financial statements are
an integral part of these statements.

FELAFEL CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE PERIOD FROM INCEPTION (JUNE 2, 2009)
THROUGH SEPTEMBER 30, 2011
(Unaudited)

					(Deficit)
					Accumulated
			Stock	Additional	During the
	Common stock		Subscriptions	Paid-in	Development
Description	Shares	Amount	Receivable	Capital	Stage	Totals

Balance - at inception	-	$-	$-	$-	$-	$-

Common stock issued for cash ($0.0001/share)	7,000,000	700	(700)	-	-	-

Net (loss) for the period	-	-	-	-	-	-

Balance -December 31, 2009	7,000,000	700	(700)	-	-	-

Common stock issued for cash ($ 0.02/share)	2,000,000	200	-	39,800	-	40,000

Stock subscriptions payment received	-	-	700	-	-	700

Net (loss) for the period	-	-	-	-	(12,166)	(12,166)

Balance -December 31, 2010	9,000,000	900	-	39,800	(12,166)	28,534

Common stock issued for cash ($ 0.03/share)	1,333,333	133		13,867		14,000

Net (loss) for the period	-	-	-	-	(34,798)	(34,798)

Balance - September 30, 2011	10,333,333	$1,033	$-	$53,667	$(46,965)	$7,735

The accompanying notes to financial statements are
an integral part of these statements.

FELAFEL CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010, AND
CUMULATIVE FROM INCEPTION (JUNE 2, 2009)
THROUGH SEPTEMBER 30, 2011
(Unaudited)

	Nine Months Ended	Nine Months Ended	Cumulative
	September 30,	September 30,	From
	2011	2010	Inception

Operating Activities:
Net (loss)	$(34,798)	$(9,289)	$(46,965)
Adjustments to reconcile net (loss) to net cash provided by operating activities:
Changes in net assets and liabilities-
Accounts payable and accrued expenses	(7,517)	-	1,999

Net Cash Provided by (Used in) Operating Activities	(42,315)	(9,289)	(44,966)

Investing Activities:
Cash provided by investing activities	-	-	-

Net Cash Provided by Investing Activities	-	-	-

Financing Activities:
Proceeds from shareholder loans	3,684	-	3,684
Offering costs	(7,000)	-	(26,000)
Proceeds from common stock	40,000	40,000	80,700

Net Cash Provided by Financing Activities	36,684	40,000	58,384

Net (Decrease) Increase in Cash	(5,631)	30,711	13,419

Cash - Beginning of Period	19,050	-	-

Cash - End of Period	$13,419	$30,711	$13,419

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

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

Unaudited Interim Financial Statements

The interim financial statements of the Company as of September 30, 2011, and for the periods then ended, and cumulative from inception, are unaudited. However, in the opinion of management, the interim financial statements include all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the Company’s financial position as of September 30, 2011, and the results of its operations and its cash flows for the periods ended September 30, 2011, and cumulative from inception. These results are not necessarily indicative of the results expected for the calendar year ending December 31, 2011. The accompanying financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States. Refer to the Company’s audited financial statements as of December 31, 2010, filed with the SEC, for additional information, including significant accounting policies.

Cash and Cash Equivalents

For purposes of reporting within the statement of cash flows, the Company considers all cash on hand, cash accounts not subject to withdrawal restrictions or penalties, and all highly liquid debt instruments purchased with a maturity of three months or less to be cash and cash equivalents.

Revenue Recognition

The Company recognizes revenues when delivery of goods or completion of services has occurred provided there is persuasive evidence of an agreement, acceptance has been approved by its customers, the fee is fixed or determinable based on the completion of stated terms and conditions, and collection of any related receivable is probable.

Loss per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period. Fully diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no dilutive financial instruments issued or outstanding for the period ended September 30, 2011.

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

Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange. As of September 30, 2011 and December 31, 2010, the carrying value of accounts payable-trade and accrued liabilities approximated fair value due to the short-term nature and maturity of these instruments.

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

Estimates

The financial statements are prepared on the basis of accounting principles generally accepted in the United States. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of September 30, 2011 and December 31, 2010, and expenses for the three months and nine months ended September 30, 2011 and 2010, and cumulative from inception. Actual results could differ from those estimates made by management.

Fiscal Year End

The Company has adopted a fiscal year end of December 31.

2. Development Stage Activities and Going Concern

The Company is currently in the development stage, and has limited operations. The business plan of the Company is to become a leading falafel fast-food retail chain in the Baltic States.

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplate continuation of the Company as a going concern. The Company has incurred an operating loss since inception. Further, as of September 30, 2011 the cash resources of the Company were insufficient to meet its current business plan. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

The Company filed a Registration Statement on Form S-1 to the SEC to register and sell in a self-directed offering 3,333,333 shares of newly issued common stock at an offering price of $0.03 per share for proceeds of up to $100,000. As of August 31, 2011, the Company raised $40,000 in proceeds with the issuance of 1,333,333 shares of its common stock from this offering. Legal and accounting fees relating to this registration statement and offering were $26,000.

Additionally, the Company registered 2,000,000 shares of its outstanding shares of common stock on behalf of selling stockholders with the Registration Statement on Form S-1. The Company did not receive any of the proceeds from the sales of these 2,000,000 shares.

4. Income Taxes

The provision (benefit) for income taxes for the periods ended September 30, 2011 and 2010, were as follows (assuming a 23% effective tax rate):

	2011	2010

Current Tax Provision:
Federal-
Taxable income	$-	$-

Total current tax provision	$-	$-

Deferred Tax Provision:
Federal-
Loss carryforwards	$8,004	$2,137
Change in valuation allowance	(8,004)	(2,137)

Total deferred tax provision	$-	$-

The Company had deferred income tax assets as of September 30, 2011 and December 31, 2010 as follows:

	2011	2010

Loss carryforwards	$10,802	$2,798
Less - Valuation allowance	(10,802)	(2,798)

Total net deferred tax assets	$-	$-

The Company provided a valuation allowance equal to the deferred income tax assets for periods ended September 30, 2011 and  December 31, 2010 because it is not presently known whether future taxable income will be sufficient to utilize the loss carryforwards.

As of June 30, 2011, the Company had approximately $46,965 in tax loss carryforwards that can be utilized future periods to reduce taxable income, and expire by the year 2031.

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

As of September 30, 2011, loans from related parties amounted to $3,684 and represented working capital advances from Directors who are also stockholders of the Company. The loans are unsecured, non-interest bearing, and due on demand.

The Company's president and director provides rent-free office space to the Company.

6.  Recent Accounting Pronouncements

In May 2011, the FASB issued ASU 2011-04, "Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards ("IFRSs")." Under ASU 2011-04, the guidance amends certain accounting and disclosure requirements related to fair value measurements to ensure that fair value has the same meaning in U.S. GAAP and in IFRS and that their respective fair value measurement and disclosure requirements are the same. ASU 2011-03 is effective for public entities during interim and annual periods beginning after December 15, 2011. Early adoption is not permitted. The Company does not believe that the adoption of ASU 2011-04 will have a material impact on the Company's results of operation and financial condition.

In June 2011, the FASB issued ASU No. 2011-05, "Comprehensive Income (ASC Topic 220): Presentation of Comprehensive Income," ("ASU 2011-05") which amends current comprehensive income guidance. This accounting update eliminates the option to present the components of other comprehensive income as part of the statement of shareholders' equity. Instead, comprehensive income must be reported in either a single continuous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements. ASU 2011-05 will be effective for public companies during the interim and annual periods beginning after Dec. 15, 2011 with early adoption permitted. The Company does not believe that the adoption of ASU 2011-05 will have a material impact on the Company's results of operation and financial condition.

There were various other updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries.  None of the updates are expected to a have a material impact on the Company's financial position, results of operations or cash flows.

7. Subsequent Event

In October 2011, the Company entered into an agreement in principle with Kinsolin Ltd., a Latvian corporation pursuant to which Kinsolin has purchased from the Company for $85,000 (the “Franchise Fee”) the right to become the Company’s country master franchisor for the Republic of Estonia. The Company received the Franchise Fee in October and November 2011.

Over the course of the fourth quarter of 2011, the Company and Kinsolin hope to enter into a definitive master franchise agreement, pursuant to which it is anticipated that Kinsolin will be the Company’s exclusive franchisor in Latvia for a period of five years beginning on January 1, 2012, subject to renewal. In addition, Kinsolin will pay annual royalties to the Company in an amount equal to 3% of gross sales. The minimum annual royalty will be $50,000 for calendar years beginning on and after January 1, 2013. We will have the right to cancel the agreement in the event that Kinsolin does not open any restaurants by June 30, 2012.

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

Plan of Operation

Results of Operations

For the period ended September 30, 2011, we had revenues of $20,000, compared to the period ended September 30, 2010 in which we had no revenues.  The $20,000 revenues were funds received in the reporting period from consulting work that we performed during the quarter.  Expenses increased from $8,198 in the period ended September 30, 2010 to $41,962 in the period ended September 30, 2011. This increase was mainly a result of the expenses relating to our registration statement, which were paid during the reporting period.

For the period ended September 30, 2011, we incurred a net loss of $21,962, as compared to a net loss of $8,198 in the period ended September 30, 2010.  The increase in losses resulted from the expenses relating to our registration statement. Our cumulative net loss during the period from June 2, 2009 (inception) through September 30, 2011 was $46,890.

During the month of July 2011, we received subscriptions in an amount equal to $40,000, and we therefore met the minimum offering requirement under our Registration Statement on Form S-1.

Liquidity and Capital Resources

We estimate that we will require approximately $100,000 for the next 12 months of operations, including the costs of opening our pilot restaurant with new equipment on a fully-equipped basis. Since we did not raise the maximum amount, that we sought to raise in our initial public offering, we may do without some equipment, buy some equipment used, and cut back on some budget items. Assuming that we lease a restaurant location rather than buying it, we expect to incur a minimum of $100,000 in expenses during the next 12 months of operations assuming that we open our pilot restaurant with new equipment on a fully-equipped basis. The following amounts were what we intended to spend on opening our pilot restaurant at the time of our initial public offering. In light of the moneys received from our Estonian master franchisor (discussed below), and in light of the fact that we now know that we raised $40,000 in our initial public offering, we are currently reevaluating these amounts.

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

Additionally, $15,000 will be needed for general working capital, which was not included in our initial public offering, and which we hope to fund out of operations.

We do not have sufficient resources to effectuate our current business plan. As of November 6, 2011, we had $92,718 available in cash.

Plan of Operation

Our original plan was to open and operate one company-owned restaurant in Riga, Latvia, which would serve as our pilot restaurant. We chose to locate the pilot restaurant in Riga, because our management team knows the city of Riga well and feels that it is capable of operating our pilot restaurant there. We concluded our offering in August 2011.We estimate that we will require $100,000 to establish our pilot restaurant at the full standard we desire. We believed that it would take us approximately three months from the date that the offering is completed to find and prepare a location and to open our pilot restaurant. Therefore, we anticipated that we would open our pilot restaurant in Riga in November 2011.

However, as discussed below, we have recently entered into an agreement in principle appointing Kinsolin Ltd., a Latvian corporation (“Kinsolin”), as our master franchisor for the Republic of Estonia. As such, it is possible that the first restaurant to open under the Felafel name will be in Estonia and not in Latvia. However, we are still working toward opening a restaurant in Riga.

We anticipate that once a restaurant opens, it will start to generate cash.

Of course, there can be no assurance that any of these predictions is accurate or will ever materialize.

In the first year of operation, costs will be directed to launching and operating the pilot restaurant. Funds generated to finance this start-up will come from initial shares sold and from the franchise fee paid to us by Kinsolin. We have not yet decided whether we will use the full amount we had budgeted for our pilot restaurant in Latvia.  We may supplement the moneys we raised in our offering with moneys received from Kinsolin, or we may launch our pilot restaurant at a lower cost, commensurate with the amount we raised in the offering, by reducing some budget items and purchasing some equipment used rather than new. See the chart under Liquidity and Capital Resources.

We expect to sign a one-year lease for the pilot restaurant location. We have already begun to investigate suitable locations for the pilot restaurant. We anticipate that the amounts in the budget chart will cover the costs of finding the store location and the first year’s rent.

We anticipate spending between $5,000 and $20,000 to make the rental location suitable for our pilot restaurant. Since we raised less than the maximum amount in the offering, we may reduce the amount that we spend on this item by using less expensive materials or we may use some of the moneys we received from Kinsolin for our restaurant in Riga.

 . We anticipate that this process will take approximately two months and include the following steps:

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

Estonian Franchise
In October 2011, we entered into an agreement in principle with Kinsolin Ltd., a Latvian corporation (“Kinsolin”) pursuant to which Kinsolin has purchased from us for $85,000 (the “Franchise Fee”) the right to become our country master franchisor for the Republic of Estonia. During October and November 2011, Kinsolin paid the Franchise Fee in full.

Over the course of the fourth quarter of 2011, the Company and Kinsolin hope to enter into a definitive master franchise agreement, pursuant to which it is anticipated that Kinsolin will be the Company’s exclusive franchisor in Latvia for a period of five years beginning on January 1, 2012, subject to renewal. In addition, Kinsolin will pay annual royalties to the Company in an amount equal to 3% of gross sales. The minimum annual royalty will be $50,000 for calendar years beginning on and after January 1, 2013. We will have the right to cancel the agreement in the event that Kinsolin does not open any restaurants by June 30, 2012.

We will train Kinsolin’s employees in restaurant operations. In the event that we have opened a restaurant in Riga, Latvia, as is planned, by the time that Kinsolin’s employees are ready to be trained, we will train Kinsolin’s employees in Latvia. If no such restaurant is opened by the time Kinsolin's employees are ready to be trained, Kinsolin’s employees will travel to Israel at Kinsolin’s expense to train with Idan Karako in Israel.

The definitive contract will include provisions that require our approval for restaurant design and for the felafel’s ingredients. It is anticipated that the felafel will come from Israel, but pita bread, vegetables and other necessary ingredients will be purchased locally, subject to our approval.

The price of a felafel sandwich will be agreed between Felafel and Kinsolin.

This is only a summary of the agreement between Felafel and Kinsolin, and is qualified in its entirety by reference to the full agreement, when and if it is executed.

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

The Company commenced a capital formation activity by filing a Registration Statement on Form S-1 to the SEC to register and sell in a self-directed offering 3,333,333 shares of newly issued common stock at an offering price of $0.03 per share for proceeds of up to $100,000. The Registration Statement was declared effective on June 3, 2011. As of August 31, 2011, the Company raised $40,000 in proceeds with the issuance of 1,333,333 shares of its common stock from this offering. Legal and accounting fees relating to this registration statement and offering were $26,000.

Despite this, we still do not have sufficient resources to effectuate our business plan. As of November 6, 2011 we had approximately $92,718 in cash. As noted above, we expect to incur a minimum of $100,000 in expenses during the next twelve months of operations, assuming that we open our pilot restaurant in the best way possible.

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

None

Item 3. Defaults upon Senior Securities

None.

Item 4. Submission of Mattes to a Vote of Security Holders

There was no matter submitted to a vote of security holders during the fiscal quarter ended September 30, 2011.

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

FELAFEL CORP.

Date: November 10, 2011	By:	/s/ Idan Karako
Name: Idan Karako Title: President, Chief Executive Officer, Treasurer and Director (Principal Executive Officer and Principal Financial and Accounting Officer)

Date: November 10, 2011		By: /s/ Viktorija Eglinskaite-Dijokiene
Name: Viktorija Eglinskaite-Dijokiene Title: Secretary and Director