Form 10-Q
period 2012-03-31
VALOR GOLD CORP.
filed 2012-05-04
CIK 1504937

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

OR

☐ TRANSITIONAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission file number 333-171277

VALOR GOLD CORP.
(FORMERLY KNOWN AS FELAFEL CORP.)

A Delaware Corporation	I.R.S. Employer No. 80-0546288

___________________________

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

As of April 27, 2012, 77,500,002 shares of Common Stock, par value $0.0001 per share, were outstanding.

VALOR GOLD CORP.
(FORMERLY FELAFEL CORP.))
(A DEVELOPMENT STAGE COMPANY)

INDEX TO FINANCIAL STATEMENTS
MARCH 31, 2012

Financial Statements-

Balance Sheets as of March 31, 2012 and December 31, 2011	F-2

Statements of Operations for the Three Months Ended
March 31, 2012 and 2011, and Cumulative from Inception	F-3

Statement of Stockholders’ Equity for the Period from Inception
through March 31, 2012	F-4

Statements of Cash Flows for the Three Months Ended March 31, 2012 and 2011,
and Cumulative from Inception	F-5

Notes to Financial Statements	F-6

VALOR GOLD CORP.
(FORMERLY FELAFEL CORP.)
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
AS OF MARCH 31, 2012 AND DECEMBER 31, 2011

ASSETS
	As of	As of
	March 31,	December 31,
	2012	2011
	(Unaudited)	(Audited)
Current Assets:
Cash and cash equivalents	$3,073	$10,959
Total current assets	3,073	10,959

Total Assets	3,073	10,959

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable and accrued expenses	6,821	2,000
Deferred revenues - current	-	17,000
Loans payable - directors and officers	-	3,684
Total Current Liabilities	6,821	22,684

Long Term Liabilities:
Deferred revenues	-	68,000
Total Long Term Liabilities	-	68,000

Commitments and Contingencies

Stockholders' Equity (Deficit):
Preferred stock, par value $0.0001 per share, 50,000,000 shares authorized;
no shares issued and outstanding	-	-
Common stock, par value $0.0001 per share, 200,000,000 shares authorized;
77,499,998 shares issued and outstanding	7,750	7,750	*
Additional paid-in capital	52,634	46,950	*
(Deficit) accumulated during development stage	(64,132)	(134,425)

Total stockholders' equity (deficit)	(3,748)	(79,725)

Total Liabilities and Stockholders' Equity	$3,073	$10,959

* Restated for stock split

The accompanying notes to financial statements are
an integral part of these statements.

VALOR GOLD CORP.
(FORMERLY FELAFEL CORP.)
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011,
AND CUMULATIVE FROM INCEPTION (JUNE 2, 2009)
THROUGH MARCH 31, 2012
(Unaudited)

	Three Months	Three Months	Cumulative
	Ended	Ended
	March 31,	March 31,	From
	2012	2011	Inception

Revenues	$85,000	$-	$105,000

Expenses:
General and administrative-
Professional fees	8,440	-	133,298
Filing fees	5,803	6,055	20,086
SEC commission	-	-	250
Travel	-	-	10,800
Franchise tax expense	400		525
Other	64	80	4,173

Total general and administrative expenses	14,707	6,135	169,132

(Loss) from Operations	70,293	(6,135)	(64,132)

Other Income (Expense)	-	-	-

Provision for income taxes	-	-	-

Net (Loss)	$70,293	$(6,135)	$(64,132)

(Loss) Per Common Share:
(Loss) per common share - Basic and Diluted	$0.00	$(0.00)

Weighted Average Number of Common Shares
Outstanding - Basic and Diluted	77,499,998	67,500,000 *

* Restated for stock split

The accompanying notes to financial statements are
an integral part of these statements.

VALOR GOLD CORP.
(FORMERLY FELAFEL CORP.)
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE PERIOD FROM INCEPTION (JUNE 2, 2009)
THROUGH MARCH 31, 2012
(Unaudited)

					(Deficit)
					Accumulated
			Stock	Additional	During the
	Common stock*		Subscriptions	Paid-in	Development
Description	Shares	Amount	Receivable	Capital	Stage	Totals

Balance - at inception	-	$-	$-	$-	$-	$-

Common stock issued for cash ($0.0001/share)	52,500,000	5,250	(700)	(4,550)	-	-

Net (loss) for the period	-	-	-	-	-	-

Balance -December 31, 2009	52,500,000	5,250	(700)	(4,550)	-	-

Common stock issued for cash ($ 0.02/share)	15,000,000	1,500	-	38,500	-	40,000

Stock subscriptions payment received	-	-	700	-	-	700

Net (loss) for the period	-	-	-	-	(12,166)	(12,166)

Balance -December 31, 2010	67,500,000	6,750	-	33,950	(12,166)	28,534
`
Common stock issued for cash ($ 0.03/share)	9,999,998	1,000	-	13,000	-	14,000

Net (loss) for the period	-	-	-	-	(122,259)	(122,259)

Balance - December 31, 2011	77,499,998	7,750	-	46,950	(134,425)	(79,725)

Capital contribution	-	-	-	5,684		5,684

Net (loss) for the period	-	-	-	-	70,293	70,293

Balance - March 31, 2012	77,499,998	$7,750	$-	$52,634	$(64,132)	$(3,748)

* Restated for stock split

The accompanying notes to financial statements are
an integral part of these statements.

VALOR GOLD CORP.
(FORMERLY FELAFEL CORP.)
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011, AND
CUMULATIVE FROM INCEPTION (JUNE 2, 2009)
THROUGH MARCH 31, 2012
(Unaudited)

	Three Months	Three Months
	Ended	Ended	Cumulative
	March 31,	March 31,	From
	2012	2011	Inception

Operating Activities:
Net (loss)	$70,293	$(6,135)	$(64,132)
Adjustments to reconcile net (loss) to net cash
provided by operating activities:
Capital contribution - Liabilities assumed by an officer	-	-	5,684
Changes in net assets and liabilities-
Deferred offering costs	-	(2,000)	-
Deferred revenues	(85,000)	-	-
Accounts payable and accrued expenses	6,821	(1,924)	6,821

Net Cash Provided by (Used in) Operating Activities	(7,886)	(10,059)	(51,627)

Investing Activities:
Cash provided by investing activities	-	-	-

Net Cash Provided by Investing Activities	-	-	-

Financing Activities:
Proceeds from shareholder loans	-	3,684	-
Proceeds from common stock	-	-	54,700

Net Cash Provided by Financing Activities	-	3,684	54,700

Net (Decrease) Increase in Cash	(7,886)	(6,375)	3,073

Cash - Beginning of Period	10,959	19,050	-

Cash - End of Period	$3,073	$12,675	$3,073

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

The accompanying notes to financial statements are an integral part of these statements.

VALOR GOLD CORP.
(FORMERLY FELAFEL CORP.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

Basis of Presentation and Organization

Valor Gold Corp. (formerly Felafel Corp.) (the “Company”) is in the development stage, and has limited operations. The Company was incorporated under the laws of the State of Delaware on June 2, 2009. The business plan of the Company is to become a leading falafel fast-food retail chain in the Baltic States. The Company is exploring additional business opportunities.  As a result, its historical business may be discontinued due to the reevaluation of its business, among other reasons.

The accompanying financial statements of the Company were prepared from the accounts of the Company under the accrual basis of accounting.

Unaudited Interim Financial Statements

The interim financial statements of the Company as of March 31, 2012, and for the periods then ended, and cumulative from inception, are unaudited. However, in the opinion of management, the interim financial statements include all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the Company’s financial position as of March 31, 2012, and the results of its operations and its cash flows for the periods ended March 31, 2012, and cumulative from inception. These results are not necessarily indicative of the results expected for the calendar year ending December 31, 2012. The accompanying financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States. Refer to the Company’s audited financial statements as of December 31, 2011, filed with the SEC, for additional information, including significant accounting policies.

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

Loss per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period. Fully diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no dilutive financial instruments issued or outstanding for the period ended March 31, 2012.

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

Estimates

The financial statements are prepared on the basis of accounting principles generally accepted in the United States. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and expenses. Actual results could differ from those estimates made by management.

Fiscal Year End

The Company has adopted a fiscal year end of December 31.

2. Development Stage Activities and Going Concern

The Company is currently in the development stage, and has limited operations. The business plan of the Company is to become a leading falafel fast-food retail chain in the Baltic States. The Company is exploring additional business opportunities.  As a result, its historical business may be discontinued due to the reevaluation of its business, among other reasons.

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplate continuation of the Company as a going concern. The Company has incurred an operating loss since inception. Further, as of March 31, 2012 the cash resources of the Company were insufficient to meet its current business plan. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

3. Common Stock

On June 3, 2009, the Company issued 37,500,000 shares of common stock the director of the Company, for a $500 subscription receivable. Payment of the subscription was received by December 31, 2010.

On December 21, 2009, the Company issued 15,000,000 shares of common stock to a secretary of the Company, for a $200 subscription receivable. Payment of the subscription was received by December 31, 2010.

On April 2, 2010, the Company began a capital formation activity through a PPO, exempt from registration under the Securities Act of 1933, to raise up to $40,000 through the issuance of 15,000,000 shares of its common stock, par value $0.0001 per share, at an offering price of $0.02 per share. As of August 28, 2010, the Company had received $40,000 in proceeds from the PPO.

The Company executed a capital formation activity by filing a Registration Statement on Form S-1 to the SEC to register and sell in a self-directed offering 24,999,997 shares of newly issued common stock for proceeds of up to $100,000. As of August 31, 2011, the Company raised $40,000 in proceeds with the issuance of 9,999,998 shares of its common stock from this offering. Legal and accounting fees relating to this registration statement and offering were $26,000.

Additionally, the Company registered 15,000,000 shares of its outstanding shares of common stock on behalf of selling stockholders with the Registration Statement on Form S-1. The Company will not receive any of the proceeds from the sales of these 15,000,000 shares.

On March 27, 2012, the board of directors approved an Amended and Restated Certificate of Incorporation (“Restated Charter”) of the Company to authorize an increase the authorized capital stock of the Company to 250,000,000 shares, consisting of 200,000,000 shares of common stock and 50,000,000 shares of “Blank Check” Preferred Stock.

On March 27, 2012, the Company’s board of directors authorized a dividend, whereby an additional 6.5 shares of common stock, par value $0.0001 per share, was issued on each one share of common stock outstanding to each holder of record on April 9, 2012. Shares presented in the financial statements reflect the stock split.

4. Income Taxes

The provision (benefit) for income taxes for the periods ended March 31, 2012 and 2011, were as follows (assuming a 23% effective tax rate):

	2012	2011

Current Tax Provision:
Federal-
Taxable income	-	-

Total current tax provision	$-	$-

Deferred Tax Provision:
Federal-
Deferred tax benefit on current tax loss	$3,383	$1,411
Change in valuation allowance	(3,383)	(1,411)

Total deferred tax provision	$-	$-

The Company had deferred income tax assets as of March 31, 2012 and December 31, 2011 as follows:

	2012	2011

Loss carryforwards	$14,750	$11,368
Less - Valuation allowance	(14,750)	(11,368)

Total net deferred tax assets	$-	$-

The Company provided a valuation allowance equal to the deferred income tax assets for periods ended March 31, 2012 and December 31, 2011 because it is not presently known whether future taxable income will be sufficient to utilize the loss carryforwards.

As of March 31, 2012, the Company had approximately $64,132 in tax loss carryforwards that can be utilized future periods to reduce taxable income, and expire by the year 2032.

The Company did not identify any material uncertain tax positions on tax returns.  The Company did not recognize any interest or penalties for unrecognized tax benefits.

The federal income tax returns of the Company are subject to examination by the IRS, generally for three years after they are filed.

5.   Related Party Loans and Transactions

On June 3, 2009, the Company issued 37,500,000 shares of common stock to the director of the Company, for a $500 subscription receivable. Payment of the subscription was received by December 31, 2010.

On December 21, 2009, the Company issued 15,000,000 shares of common stock to the secretary of the Company, for $200 subscription receivable. Payment of the subscription was received by December 31, 2010.

In the quarter ended March 31, 2012, a director and officer of the Company assumed liabilities of the Company in the amount of $5,684. This transaction was treated as a capital contribution for financial reporting purposes.

The Company's president and director provides rent-free office space to the Company.

6. Commitments

On March 19, 2012, the Company terminated a licensing agreement and the prepayments of $85,000 that were previously recorded as deferred revenues were recognized as income in the quarter ended March 31, 2012. As a result of the termination the parties confirmed that they have no further obligations..

7. Recent Accounting Pronouncements

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

Item 2. Management's Discussion and Analysis or Plan of Operations

As used in this Form 10-Q, references to the “Company,” “Felafel,” “Valor Gold,” “we,” “our” or “us” refer to Valor Gold Corp. (formerly known as Felafel Corp.) unless the context otherwise indicates.

This Management’s Discussion and Analysis or Plan of Operations should be read in conjunction with the financial statements and the notes thereto included elsewhere in this report and with the Management's Discussion and Analysis or Plan of Operations and the financial statements for the year ended December 31, 2011 and the notes thereto included in our annual report on Form 10-K.

On March 27, 2012, the Company’s board of directors authorized a dividend, whereby an additional 6.5 shares of common stock, par value $0.0001 per share, was issued on each one share of common stock outstanding to each holder of record on April 9, 2012. Shares presented in this report reflect the stock split.

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

For a description of such risks and uncertainties refer to our Registration Statement on Form S-1 (Registration No. 333-171277) filed with the Securities and Exchange Commission, which became effective on June 3, 2011, and our annual report on Form 10-K for the year ended December 31, 2011. Except as required under the federal securities laws and the rules and regulations of the Securities and Exchange Commission, we do not have any intention or obligation to update publicly any forward-looking statements or risk factors included herein, whether as a result of new information, future events, changes in assumptions or otherwise.

Plan of Operation

Results of Operations

For the period ended March 31, 2012, we recognized revenues of $85,000, compared to the period ended March 31, 2011 in which we had no revenues.

Expenses increased from $6,135 in the period ended March 31, 2011 to $14,707 in the period ended March 31, 2012. This increase was mainly a result of increased professional fees.

For the period ended March 31, 2012, we had net income of $70,293, as compared to a net loss of $6,135 in the period ended March 31, 2012. The change to net income in 2012 was due to the revenues recognized. Our cumulative net loss during the period from June 2, 2009 (inception) through March 31, 2012 was $64,132.

Liquidity and Capital Resources

Under our original business plan, we estimated that we would require approximately $100,000 for the next 12 months of operations, including the costs of opening our pilot restaurant with new equipment on a fully-equipped basis. We do not have sufficient resources to effectuate our current business plan, and as a result, the Company is investigating additional business opportunities.

Plan of Operation

Our original plan was to open and operate one company-owned restaurant in Riga, Latvia, which would serve as our pilot restaurant. However, in October 2011, we entered into an agreement in principle with Kinsolin Ltd., a Latvian corporation pursuant to which Kinsolin purchased from the Company for $85,000 (the “Franchise Fee”) the right to become the Company’s country master franchisor for the Republic of Estonia. We received the Franchise Fee in October and November 2011.

Pursuant to the Franchise Agreement, Kinsolin purchased the right to be the Company’s exclusive franchisor in Estonia for a period of five years beginning on January 1, 2012, subject to renewal. In addition, Kinsolin would pay annual royalties to the Company in an amount equal to 3% of gross sales. The minimum annual royalty would be $50,000 for calendar years beginning on and after January 1, 2013. We had the right to cancel the agreement in the event that Kinsolin did not open any restaurants by June 30, 2012.

Effective March 19, 2012, the Company and Kinsolin canceled the Franchise Agreement and released each other from all obligations thereunder.

As of May 1, 2012, the Company determined that it would explore additional business opportunities that are divergent from its current business line.  As a result, the Company’s historical business may be discontinued due to such reevaluation, among other reasons.  The Company has entered into informal non-binding confidential discussions with several companies concerning possible business acquisition opportunities.  However, there exist no agreements or understandings as to any such opportunities as of the date of this current report.

Amendments to Articles of Incorporation or Bylaws; Change in Fiscal Year.

On March 27, 2012, the board of directors of Valor Gold Corp. f/k/a Felafel Corp. (the “Company”) approved the amendment and restatement of its bylaws (the “Restated Bylaws”) in order to, among other things, include revised provisions relating to board and stockholder meetings and indemnification of officers and directors.

On March 27, 2012, the board of directors approved an Amended and Restated Certificate of Incorporation (“Restated Charter”) of the Company to authorize (i) the change of the name of the Company to “Valor Gold Corp.” from “Felafel Corp.” and (ii) increase the authorized capital stock of the Company to 250,000,000 shares, consisting of 200,000,000 shares of common stock and 50,000,000 shares of “Blank Check” Preferred Stock.  On March 27, 2012, the Company filed the Restated Charter with the Secretary of State of the State of Delaware. The name change will be effective for the Company’s principal market, the over the counter bulletin board, upon approval by the Financial Industry Regulatory Authority (FINRA) at which time a new trading symbol will also become effective.  In connection with the foregoing, the Company is exploring additional business opportunities.  As a result, its historical business may be discontinued due to the reevaluation of its business, among other reasons.

The foregoing description does not purport to be complete and is qualified in its entirety by reference to the complete text of the (i) Amended and Restated Certificate of Incorporation filed as Exhibit 3.1 to the Company’s Form 8-K report dated April 2, 2012, and (ii) the Amended and Restated Bylaws filed as Exhibit 3.2 to the Company’s Form 8-K report dated April 2, 2012, each of which is incorporated herein by reference.

Additional Equity Raises

On June 3, 2009, we issued 37,500,000 shares of common stock to Mr. Idan Karako, our President, Chief Executive Officer, Treasurer and Director, for a $500 subscription receivable, which has since been paid.

On December 21, 2009, we issued 15,000,000 shares of common stock to Ms. Viktorija Eglinskaite-Dijokiene, our Secretary and Director, for a $200 subscription receivable, which has since been paid.

On April 2, 2010, the Company began a capital formation activity through a Private Placement Offering, exempt from registration under the Securities Act of 1933, to raise up to $40,000 through the issuance of 15,000,000 shares of its common stock, par value $0.0001 per share, at an offering price of $0.00267 per share.

The $0.00267 per share price was determined arbitrarily by the Company. It did not necessarily bear any relationship to the Company’s assets’ value, net worth, revenues, or other established criteria of value, and should not be considered indicative of the actual value of the shares. As of August 28, 2010, the Company had received $40,000 in proceeds from the Private Placement Offering.

The Company commenced a capital formation activity by filing a Registration Statement on Form S-1 to the SEC to register and sell in a self-directed offering 24,999,998 shares of newly issued common stock at an offering price of $0.004 per share for proceeds of up to $100,000. The Registration Statement was declared effective on June 3, 2011. In the registered, self-directed offering, the Company raised $40,000 in proceeds with the issuance of 10,000,002 shares of its common stock from this offering. Legal and accounting fees relating to this registration statement and offering were $26,000.

Despite this, we still do not have sufficient resources to effectuate our business plan, and we are looking at other business opportunities.

Going Concern Consideration

Our registered independent auditors included an explanatory paragraph in their report on the accompanying financial statements regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our registered independent auditors.

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

None

Item 3. Defaults upon Senior Securities

None.

Item 4. Submission of Mattes to a Vote of Security Holders

Amendments to Articles of Incorporation or Bylaws; Change in Fiscal Year.

On March 27, 2012, the board of directors of Valor Gold Corp. f/k/a Felafel Corp. (the “Company”) approved the amendment and restatement of its bylaws (the “Restated Bylaws”) in order to, among other things, include revised provisions relating to board and stockholder meetings and indemnification of officers and directors.

On March 27, 2012, the board of directors approved an Amended and Restated Certificate of Incorporation (“Restated Charter”) of the Company to authorize (i) the change of the name of the Company to “Valor Gold Corp.” from “Felafel Corp.” and (ii) increase the authorized capital stock of the Company to 250,000,000 shares, consisting of 200,000,000 shares of common stock and 50,000,000 shares of “Blank Check” Preferred Stock.  On March 27, 2012, the Company filed the Restated Charter with the Secretary of State of the State of Delaware. The name change will be effective for the Company’s principal market, the over the counter bulletin board, upon approval by the Financial Industry Regulatory Authority (FINRA) at which time a new trading symbol will also become effective.  In connection with the foregoing, the Company is exploring additional business opportunities.  As a result, its historical business may be discontinued due to the reevaluation of its business, among other reasons.

The foregoing description does not purport to be complete and is qualified in its entirety by reference to the complete text of the (i) Amended and Restated Certificate of Incorporation filed as Exhibit 3.1 to the Company’s report on Form 8-K dated April 2, 2012, and (ii) the Amended and Restated Bylaws filed as Exhibit 3.2 to the Company’s report on Form 8-K dated April 2, 2012, each of which is incorporated herein by reference.

On March 27, 2012, holders of approximately 67% of the outstanding common stock of the Company voted in favor of the adoption of the Restated Bylaws and Restated Charter, as described above.

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

VALOR GOLD CORP. F/K/A FELAFEL CORP.

Date: May 2, 2012	By:	/s/ Idan Karako
Name: Idan Karako
Title: President, Chief Executive Officer, Treasurer and Director (Principal Executive Officer and Principal Financial and Accounting Officer)

Date: May 2, 2012	By:	/s/ Viktorija Eglinskaite-Dijokiene
Name: Viktorija Eglinskaite-Dijokiene
Title: Secretary and Director