Form 10-K/A
period 2011-12-31
VALOR GOLD CORP.
filed 2012-05-16
CIK 1504937

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K/A

Amendment Number 2

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 333-171277

VALOR GOLD CORP.

(Formerly known as Felafel Corp.)

(Exact name of registrant as specified in charter)

Delaware	80-0546288
(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation or Organization)

c/o Idan Karako
27 Bet Hillel Street, Unit 18, Tel Aviv, Israel Tel Aviv Israel 67017	67017
(Address of Principal Executive Offices)	(Zip Code)

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

  Large accelerated filer ☐               Accelerated filer ☐             Non-accelerated filer  ☐

Smaller Reporting Company ☑

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act) Yes ☐      No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the last sale price of such common equity as of January 30, 2012, was $ $1,666,667.

Number of shares of common stock outstanding as of January 30, 2012 was 77,500,002.

EXPLANATORY NOTE

As used in this Form 10-K/A, references to the “Company,” “Felafel,” “Valor Gold,” “we,” “our” or “us” refer to Valor Gold Corp. (formerly known as Felafel Corp.) unless the context otherwise indicates.

We are filing this Amendment Number 2 to our Form 10-K for the fiscal year ended December 31, 2011 for purposes of including certain information in Part III of the Form 10-K (Items 10-13), as permitted under General Instruction G(3) to Form 10-K.

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

Item 10. Directors, Executive Officers and Corporate Governance

Our current executive officers and directors, and their ages and positions, are as follows:

Name	Age	Position
Idan Karako	28	President, CEO, Treasurer and Director
Viktorija Eglinskaite-Dijokiene	28	Secretary and Director

Mr. Karako has been working in the food industry starting in his father’s catering business since a very young age. Since 2009 to present he has been managing food service events for 101 Tapasim and Tznoberim Traveling Chef’s, which are both companies in Israel. Mr. Karako earned a B.A. from the Interdisciplinary Center (IDC) in Herzliya, Israel in 2009, where he studied at the Lauder School of Government. During his studies, Mr. Karako worked within the food service industry including managing events at the Mool Hasade restaurant, where he was responsible for all aspects of the events including employee management, sales, and food service. In addition, Mr. Karako handled the same responsibilities at the Pri Haaretz Catering Group in 2006-2007. Between 2004-2005, Mr. Karako worked in the logistics department at Joe-Bar, a company that offered its on-site bar-services at several locations for parties such as weddings and graduations.

Viktorija Eglinskaite-Dijokiene received a Bachelor’s degree from the Lithuanian Academy of Art in 2006. Ms. Eglinskaite-Dijokiene moved to Israel in 2010 where she is a freelance textile designer. From 2007-2010 Ms. Eglinskaite-Dijokiene lived in Riga, Latvia and worked as a Textile Designer for Studio Naturalus, a textile company. From 2006 - 2007, Ms. Eglinskaite-Dijokiene served as a Fashion Stylist for Arteta Ltd., a television production studio in Lithuania.

Board Composition

The Company’s board of directors is composed of two directors. Each director serves for annual terms and until his or her successor is elected and qualified. We have no nominating committee nor do we have written procedures by which security holders may recommend nominees to our board of directors. In addition, we do not currently have a policy with respect to the consideration of diversity in identifying director nominees.

Board Committees

The board of directors has the authority to appoint committees to perform certain management and administration functions. We do not currently have any committees.

Board Leadership Structure and Risk Oversight

Our board’s leadership structure does not separate the positions of Chief Executive Officer and Chairman of the board of directors. The board does not currently have any independent directors.

The board of directors exercises its role in the oversight of risk as a whole. Due to the size of our company and its board of directors, we do not currently have an audit committee.

Code of Ethics

We do not currently have a Code of Ethics applicable to our principal executive, financial and accounting officers. We do not have a “financial expert” on the board or an audit committee or nominating committee.

2

Item 11. Executive Compensation

EXECUTIVE COMPENSATION

Since our incorporation on June 2, 2009, we have not paid any compensation to our Directors or officers.

We have no employment agreements with any of our directors or executive officers.

During the fiscal years ended December 31, 2010 and December 31, 2011, no stock options or stock appreciation rights were granted to any of our directors or executive officers, none of our directors or executive officers exercised any stock options or stock appreciation rights, and none of them held unexercised stock options as of December 31, 2010 or December 31, 2011. We have no long-term incentive plans.

The following table sets forth information concerning the compensation paid or earned during the fiscal year ended December 31, 2011 for services rendered to our Company in all capacities by our principal executive officer and any officer with total compensation over $100,000 per year.

SUMMARY COMPENSATION TABLE

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All other Compensation ($)	Total ($)
Idan Karako(1)	2011	0	0	0	0	0	0	0	0
Viktorija Eglinskaite-Dijokiene(2)	2011	0	0	0	0	0	0	0	0

(1)	Idan Karako has been our President, Chief Executive Officer, Treasurer and Director since June 3, 2009.

(2)	Viktorija Eglinskaite-Dijokiene has been our Secretary and director since December 21, 2009.

Outstanding Equity Awards

As of December 31, 2010 and December 31, 2011, none of our directors or executive officers held unexercised options, stock that had not vested, or equity incentive plan awards.

Compensation of Directors

No compensation was paid to our directors during the years ended December 31, 2010 and December 31, 2011.

The following table sets forth information concerning the compensation paid or earned during the fiscal year ended December 31, 2011 to our directors.

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Idan Karako	0	0	0	0	0	0	0
Viktorija Eglinskaite-Dijokiene	0	0	0	0	0	0	0

3

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table lists, as of January 30, 2012, the number of shares of common stock of our Company that are beneficially owned by (i) each person or entity known to our Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of our Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal shareholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The percentages below are calculated based on 77,500,002 shares of our common stock issued and outstanding as of January 30, 2012. We do not have any outstanding options, warrants or other securities exercisable for or convertible into shares of our common stock. Unless otherwise indicated, the address of each person listed is c/o Felafel Corp., 27 Bet Hillel Street, Unit 18, Tel Aviv Israel 67017.

Name of Beneficial Owner	Title Of Class	Amount and Nature of Beneficial Ownership	Percent of Class
Idan Karako(1)	Common	37,500,000	48.4%
Viktorija Eglinskaite-Dijokiene(2)	Common	15,000,000	19.4%
Directors and Officers as a Group (2 persons)	Common	52,500,000	67.7%

(1)	Our President, Chief Executive Officer, Treasurer and Director

(2)	Our Secretary and Director.

Item 13. Certain Relationships and Related Transactions, and Director Independence

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

The shares that were issued to each of Mr. Karako and Ms. Viktorija Eglinskaite-Dijokiene were issued in a transaction that was exempt from the registration requirements of the Securities Act pursuant to Regulation S promulgated by the Securities and Exchange Commission.

As of December 31, 2011, loans from related parties amounted to $3,684 and represented working capital advances from Directors who are also stockholders of the Company. The loans are unsecured, non-interest bearing, and due on demand.

The Company's president and director provides rent-free office space to the Company.

4

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VALOR GOLD CORP.

Date: May 16, 2012	By:	/s/ Idan Karako
Name: Idan Karako
Title: President, Chief Executive Officer, Treasurer, and Director
(Principal Executive Officer and Principal Financial and Accounting Officer)

	By:	/s/ Viktorija Eglinskaite-Dijokiene
Name: Viktorija Eglinskaite-Dijokiene
Title: Secretary and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and the dates indicated.

Signature	Title	Date

/s/ Idan Karako	President, Chief Executive Officer, Treasurer and Director	May 16, 2012
Idan Karako	(Principal Executive Officer and Principal Financial and Accounting Officer)

/s/ Viktorija Eglinskaite-Dijokiene	Secretary and Director	May 16, 2012
Viktorija Eglinskaite-Dijokiene

5