Form 10-Q/A
period 2012-03-31
VALOR GOLD CORP.
filed 2012-05-30
CIK 1504937

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No.1)

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
27 Bet Hillel Street Unit 18
Tel Aviv, Israel 67017
Phone Number +972-54-6419419

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

Explanatory Note

We are filing this Amendment No. 1 on Form 10-Q/A (this “Amendment”) to amend our Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 (the “Original Filing”), as originally filed with the Securities and Exchange Commission (the “SEC”) on May 4, 2012 (the “Original Filing Date”) solely for the purpose of correcting the checked box on the cover page to indicate that we were a shell company (as defined in Rule 12b-2 of the Securities and Exchange Act of 1934 (the “Exchange Act”)) as of the Original Filing Date.

Except as described above, this Amendment does not modify or update the disclosures presented in, or exhibits to, the Original Filing in any way.  Those sections of the Original Filing that are unaffected by the Amendment are not included herein.  The Amendment continues to speak as of the Original Filing Date.  Furthermore, the Amendment does not reflect events occurring after the filing of the Original Filing.  Accordingly, the Amendment should be read in conjunction with the Original Filing, as well as our other filings made with the SEC pursuant to Section 13(a) or 15(d) of the Exchange Act subsequent to the filing of the Original Filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report on Form 10-Q/A to be signed on its behalf by the undersigned thereunto duly authorized.

VALOR GOLD CORP

Date: May 30, 2012	By:	/s/ Arthur Leger
Name: Arthur Leger
Title: President , Chief Executive Officer and Chief Financial Officer