Form 10-Q
period 2012-06-30
VALOR GOLD CORP.
filed 2012-08-14
CIK 1504937

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from __________ to __________

VALOR GOLD CORP.
(Exact Name of Registrant as Specified in Charter)

Delaware	333-171277	45-5215796
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification No.)

200 S. Virginia Street 8th Floor Reno, NV		89501
(Address of principal executive offices)		(Zip Code)

Registrant’s telephone number, including area code: (888) 734-4361

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer (Do not check if smaller reporting company)	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.  66,287,500 shares of common stock are issued and outstanding as of August 14, 2012.

OTHER PERTINENT INFORMATION

Unless specifically set forth to the contrary, “Valor Gold Corp.,” “Valor,” “we,” “us,” “our” and similar terms refer to Valor Gold Corp., a Delaware corporation, and subsidiaries.

Item 1.  Financial  Statements

VALOR GOLD CORP. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

	June 30, 2012	December 31, 2011
	(Unaudited)

ASSETS
CURRENT ASSETS:
Cash	$729,882	$380,073
Subscription receivable	75,000	-
Prepaid expenses	29,081	63,677
Due from related parties	-	410,322

Total Current Assets	833,963	854,072

Other assets:
Deposits	55,000	51,000

Total Assets	$888,963	$905,072

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$175,464	$24,825
Note payable	500,000	-

Total Liabilities	675,464	24,825

STOCKHOLDERS' EQUITY :
Preferred stock, $0.0001 par value; 50,000,000 authorized
Convertible Series A Preferred stock ($.0001 Par Value; 5,000,000 Shares Authorized;
5,000,000 and none shares issued and outstanding as of
June 30, 2012 and December 31, 2011, respectively)	500	-
Common stock ($.0001 Par Value; 200,000,000 Shares Authorized;
66,287,500 and 25,000,000 shares issued and outstanding as of
June 30, 2012 and December 31, 2011, respectively)	6,629	2,500
Additional paid-in capital	5,991,430	1,997,530
Accumulated deficit	(5,785,060)	(1,119,783)

Total Stockholders' Equity	213,499	880,247

Total Liabilities and Stockholders' Equity	$888,963	$905,072

See accompanying notes to unaudited consolidated financial statements.

VALOR GOLD CORP. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS

			For the Period from	For the Period from
	Three Months Ended	Six Months Ended	April 28, 2011 (Inception)	April 28, 2011 (Inception)
	June 30, 2012	June 30, 2012	to June 30, 2011	to June 30, 2012
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$-	$-	$-	$-

Operating expenses:
Exploration cost	736,782	788,367	36,272	1,657,983
Compensation and related taxes	2,072,237	2,110,680	45,000	2,309,207
Consulting fees	1,550,000	1,550,000	-	1,550,000
Professional fees	156,301	156,301	-	156,301
General and administrative expenses	48,043	57,395	7,529	109,035

Total operating expenses	4,563,363	4,662,743	88,801	5,782,526

Loss from operations	(4,563,363)	(4,662,743)	(88,801)	(5,782,526)

Other expense
Interest expense	(2,534)	(2,534)	-	(2,534)

Total other expenses	(2,534)	(2,534)	-	(2,534)

Loss before provision for income taxes	(4,565,897)	(4,665,277)	(88,801)	(5,785,060)

Provision for income taxes	-	-	-	-

Net loss	$(4,565,897)	$(4,665,277)	$(88,801)	$(5,785,060)

WEIGHTED AVERAGE COMMON SHARES
Basic and Diluted	56,388,472	53,159,135	25,000,000	51,340,239

NET LOSS PER COMMON SHARE:
OUTSTANDING - Basic and Diluted	(0.08)	(0.09)	(0.00)	(0.11)

See accompanying notes to unaudited consolidated financial statements.

VALOR GOLD CORP. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS

		For the Period from	For the Period from
	Six Months Ended	April 28, 2011 (Inception)	April 28, 2011 (Inception)
	June 30, 2012	to June 30, 2011	to June 30, 2012
	(Unaudited)	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,665,277)	(88,801)	(5,785,060)
Adjustments to reconcile net loss from operations to net cash used in operating activities:
Common stock issued for services	2,480,000	-	2,480,000
Stock-based compensation in connection with options granted	11,253	-	11,253
Changes in assets and liabilities:
Other receivables	-	(25,925)	-
Prepaid expenses	34,596	-	(29,081)
Deposits	(4,000)	(50,000)	(55,000)
Accounts payable and accrued expense	150,639	22,320	175,464

NET CASH USED IN OPERATING ACTIVITIES	(1,992,789)	(142,406)	(3,202,424)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid in connection with the recapitalization of the Company	(2,000,000)	-	(2,000,000)

NET CASH USED IN INVESTING ACTIVITIES	(2,000,000)	-	(2,000,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Contributed capital	-	2,000,030	2,000,030
Net proceeds from sale of common and preferred stock	4,360,000	-	4,360,000
Advance to related parties, net of proceeds from repayment by related party	(17,402)	(210,062)	(427,724)

NET CASH PROVIDED BY FINANCING ACTIVITIES	4,342,598	1,789,968	5,932,306

NET INCREASE IN CASH	349,809	1,647,562	729,882

CASH - beginning of period	380,073	-	-

CASH - end of period	$729,882	$1,647,562	$729,882

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Note payable issued in connection with the recapitalization of the Company	$500,000	$-	$500,000
Subscription receivable in connection with the sale of common stock	$75,000	$-	$75,000
Distribution to former parent company and its subsidiary prior to Merger included in the Recapitalization of the Company	$427,724	$-	$427,724

See accompanying notes to unaudited consolidated financial statements.

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Organization

Valor Gold Corp.  (the “Company”), formerly Felafel Corp., was incorporated under the laws of the State of Delaware on June 2, 2009. On March 27, 2012, the Company filed an Amended and Restated Certificate of Incorporation in order to change its name to Valor Gold Corp.

On May 24, 2012, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with (i) Red Battle Corp. (“Red Battle”), a Delaware corporation and owner of all of the outstanding membership interests of each of Arttor Gold LLC (“Arttor Gold”), and Noble Effort Gold LLC (“Noble Effort”), (ii) Pershing Gold Corporation (“Pershing”), a Nevada corporation and owner of all of the outstanding capital stock of Red Battle, and (iii) Valor Gold Acquisition Corp., the Company’s newly formed, wholly-owned Delaware subsidiary (“Acquisition Sub”). Upon closing of the transaction contemplated under the Merger Agreement (the “Merger”), Acquisition Sub merged with and into Red Battle, and Red Battle, as the surviving corporation, became the Company’s wholly-owned subsidiary.  In consideration for the Merger, the Company paid Pershing, as Red Battle’s sole shareholder, (i) 25,000,000 shares of the Company’s Common Stock; (ii) $2,000,000 in cash; and (iii) a promissory note in the principal amount of $500,000.  As a result of the Merger, the Company acquired certain business and operations from Pershing primarily consisting of junior gold exploration mining claims and related rights held by Arttor Gold and Noble Effort.  At the effective time of the Merger, the Company discontinued its prior business and operations and revised its business purpose to pursue the business and operations previously pursued by Pershing through its Arttor Gold and Noble Effort subsidiaries as its sole business (see Note 3).

Prior to the Merger, the Company was a shell company with no business operations.

The Merger was accounted for as a reverse-merger and recapitalization. Red Battle was the acquirer for financial reporting purposes and the Company was the acquired company. Consequently, the assets and liabilities and the operations reflected in the historical financial statements prior to the Merger were those of Red Battle and its wholly owned subsidiaries and was recorded at the historical cost basis of Red Battle, and the consolidated financial statements after completion of the Merger included the assets and liabilities of the Company and Red Battle, historical operations of Red Battle and operations of the Company from the closing date of the Merger.

Arttor Gold, a Nevada limited liability company, was formed and organized on April 28, 2011. Arttor Gold operates as a U.S. based junior gold exploration and mining company. For the period from April 28, 2011 (Inception) to June 30, 2012, Arttor Gold had no revenues and recorded transactions related to Arttor Gold’s preliminary exploration activities. Arttor Gold has the rights to explore on two Carlin-type gold properties located in Lander County, Nevada, known as Red Rock and North Battle Mountain. The liability of the member of Arttor Gold is limited to the member’s capital contributions.

Noble Effort, a Nevada limited liability company, was formed in June 2011 to explore potential acquisitions of natural resources properties suitable for exploration and development. On May 24, 2012, Arttor Gold and Pershing assigned its rights to explore the Centerra property to Noble Effort pursuant to an Assignment and Assumption of Lease Agreement.

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS (continued)

Going Concern

The unaudited consolidated financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred losses since inception resulting in an accumulated deficit of $5,785,060 as of June 30, 2012, negative cash flows from operating activities and net loss of $1,992,789 and $4,665,277, respectively, for the six months ended June 30, 2012.  The Company anticipates further losses in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The Company’s ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) and present the consolidated financial statements of the Company and its wholly-owned subsidiaries as of June 30, 2012. All significant intercompany accounts and transactions have been eliminated in the consolidation. All adjustments (consisting of normal recurring items) necessary to present fairly the Company's financial position as of June 30, 2012, and the results of operations and cash flows for the six months ended June 30, 2012 have been included. The results of operations for the six months ended June 30, 2012 are not necessarily indicative of the results to be expected for the full year. The accounting policies and procedures employed in the preparation of these consolidated financial statements have been derived from the audited financial statements of the Company for the period from inception to December 31, 2011, which are contained in the Company’s Current Report on Form 8-K filed with the SEC on May 31, 2012. The consolidated balance sheet as of December 31, 2011 was derived from those financial statements.

Use of estimates

In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet, and revenues and expenses for the period then ended.  Actual results may differ significantly from those estimates. Significant estimates made by management include, but are not limited to the assumptions used to calculate fair value of options granted and common stock issued for services.

Cash and cash equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company places its cash with a high credit quality financial institution. The Company’s account at this institution is insured by the Federal Deposit Insurance Corporation ("FDIC") up to $250,000. In addition to the basic insurance deposit coverage, the FDIC is providing temporary unlimited coverage for non-interest bearing transaction accounts through December 31, 2012. All of our U.S. non-interest bearing cash balances were fully insured at June 30, 2012 due to a temporary U.S. federal program in effect from December 31, 2010 through December 31, 2012. Beginning in 2013, U.S. insurance coverage will revert to $250,000 per depositor at each financial institution. To reduce its risk associated with the failure of such financial institution, the Company evaluates at least annually the rating of the financial institution in which it holds deposits.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Exploration Stage Company

The Company has been in the exploration stage since its formation and has not yet realized any revenues from its planned operations. The Company has not commenced business operations. The Company is an exploration stage company as defined in Accounting Standards Codification (“ASC”) 915 “Development Stage Entities”.

Fair value of financial instruments

 The Company adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 820, “Fair Value Measurements and Disclosures”, for assets and liabilities measured at fair value on a recurring basis. ASC 820 establishes a common definition for fair value to be applied to existing US GAAP that require the use of fair value measurements which establishes a framework for measuring fair value and expands disclosure about such fair value measurements.

ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Additionally, ASC 820 requires the use of valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. These inputs are prioritized below:

Level 1:	Observable inputs such as quoted market prices in active markets for identical assets or liabilities
Level 2:	Observable market-based inputs or unobservable inputs that are corroborated by market data
Level 3:	Unobservable inputs for which there is little or no market data, which require the use of the reporting entity’s own assumptions.

The carrying amounts reported in the balance sheet for cash, prepaid expenses, accounts payable, and accrued expenses approximate their estimated fair market value based on the short-term maturity of this instrument. The carrying amount of the note payable at June 30, 2012, approximate their respective fair value based on the Company’s incremental borrowing rate.

In addition, FASB ASC 825-10-25 “Fair Value Option” was effective for January 1, 2008. ASC 825-10-25 expands opportunities to use fair value measurements in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value.

Prepaid expenses

Prepaid expenses of $29,081 and $63,677 at June 30, 2012 and December 31, 2011, respectively, consist primarily of costs paid for future services which will occur within a year. Prepaid expenses include prepayments in cash for services, and prepaid mining claim fees which are being amortized over the terms of their respective agreements.

Mineral Property

Costs of lease, exploration, carrying and retaining unproven mineral lease properties are expensed as incurred. The Company has chosen to expense all mineral exploration costs as incurred given that it is still in the exploration stage. Once the Company has identified proven and probable reserves in its investigation of its properties and upon development of a plan for operating a mine, it would enter the development stage and capitalize future costs until production is established. When a property reaches the production stage, the related capitalized costs will be amortized, using the units-of-production method over the estimated life of the probable-proven reserves. When the Company has capitalized mineral properties, these properties will be periodically assessed for impairment of value and any diminution in value.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Exploration costs

Exploration costs, which include maintenance, development and exploration of mineral claims, are expensed as incurred.  When it is determined that a mineral deposit can be economically developed as a result of establishing proven and probable reserves, the costs incurred after such determination will be capitalized  and charged to operations on a unit-of-production method based on estimated recoverable reserves.

Bond

The Company posted a surface management bond with Bureau of Land Management (“BLM”) for a total of $55,000 and was included in deposits as reflected in the accompanying consolidated balance sheets.

Impairment of long-lived assets

Long-lived assets of the Company are reviewed for impairment whenever events or circumstances indicate that the carrying amount of assets may not be recoverable. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company does not have long-lived assets and therefore did not consider it necessary to record any impairment charges during the six months ended June 30, 2012 and for the period ended December 31, 2011.

Basic and Diluted Net Loss per Share

Net loss per common share is calculated in accordance with ASC Topic 260: Earnings Per Share (“ASC 260”). Basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. The computation of diluted net loss per share does not include dilutive common stock equivalents in the weighted average shares outstanding as they would be anti-dilutive. The Company has 400,000 options outstanding at June 30, 2012 and were excluded from the computation of diluted shares outstanding as they would have had an anti-dilutive impact on the Company’s net loss. The following table sets forth the computation of basic and diluted loss per share:

	Six Months Ended June 30, 2012	Period from Inception (April 28, 2011) to June 30, 2011
Numerator:
Net loss	$(4,665,277)	$(88,801)
Denominator:
Basic and diluted loss per share (weighted-average shares)	53,159,135	25,000,000
Basic and diluted loss per share	$(0.09)	$(0.00)

Income taxes

The Company accounts for income taxes in accordance with ASC Topic 740, Income Taxes.   Under ASC Topic 740, deferred tax assets are recognized for future deductible temporary differences and for tax net operating loss and tax credit carry-forwards, and deferred tax liabilities are recognized for temporary differences that will result in taxable amounts in future years. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the periods in which the deferred tax asset or liability is expected to be realized or settled. A valuation allowance is provided to offset the net deferred tax asset if, based upon the available evidence, management determines that it is more likely than not that some or all of the deferred tax asset will not be realized.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

ASC Topic 740 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC Topic 740, also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company may, from time to time, be assessed interest and/or penalties by taxing jurisdictions, although any such assessments historically have been minimal and immaterial to its financial results. In the event the Company has received an assessment for interest and/or penalties, it has been classified in the statements of operations as other general and administrative costs.

Related parties

Parties are considered to be related to the Company if the parties directly or indirectly, through one or more intermediaries, control, are controlled by, or are under common control with the Company. Related parties also include principal owners of the Company, its management, members of the immediate families of principal owners of the Company and its management and other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests. The Company discloses all related party transactions. All transactions shall be recorded at fair value of the goods or services exchanged. Property purchased from a related party is recorded at the cost to the related party and any payment to or on behalf of the related party in excess of the cost is reflected as compensation or distribution to related parties depending on the transaction.

Recent accounting pronouncements

Accounting standards that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

NOTE 3 – MERGER AGREEMENT

On May 24, 2012, the Company entered into a Merger Agreement with (i) Red Battle, owner of all of the outstanding membership interests of each of Arttor Gold, and Noble Effort (ii) Pershing, owner of all of the outstanding capital stock of Red Battle, and (iii) Acquisition Sub (see Note 1). Upon closing of the transaction contemplated under the Merger Agreement, the Company’s Acquisition Sub merged with and into Red Battle, and Red Battle, as the surviving corporation, became the Company’s wholly-owned subsidiary.  In consideration for the foregoing, the Company paid Pershing, as Red Battle’s sole shareholder, (i) $2,000,000 in cash (the “Cash Consideration”), (ii) a 5% promissory note in the principal amount of $500,000 due 18 months following the issuance date (the “Note”) and (iii) 25,000,000 shares of the Company’s common stock (the “Stock Consideration”, and, together with the Cash Consideration and the Note, the “Merger Consideration”).  As further consideration, (i) Arthur Leger entered into an NSR Agreement with Pershing Royalty Company, the wholly owned subsidiary of Pershing granting Pershing Royalty Company a 1% royalty on certain claims; (ii) Mr. Leger agreed to cancel 1,750,000 shares of Pershing’s common stock held by Mr. Leger prior to the Merger; and and (iii) Mr. Leger agreed to defer certain royalty payments under the terms of the Lease Agreements with Arttor Gold related to the Red Rocks and North Battle Mineral Prospect Claims.

Under the terms of the Note, all outstanding principal, together with all accrued but unpaid interest, is payable upon the earlier of: (i) the closing of  one or more private placements of the Company’s securities in which the Company receives gross proceeds of at least $7,500,000 or (ii) 18 months following the issuance of the Note. As of June 30, 2012, note payable and accrued interest amounted to $500,000 and $2,534, respectively.

As a result of the Merger, the Company acquired certain business and operations from Pershing primarily consisting of junior gold exploration mining claims and related rights in Pershing’s two Lander County, Nevada exploration properties, Red Rock Mineral Prospect (including Centerra Prospect) and North Battle Mountain Mineral Prospect held by Arttor Gold and Noble Effort.

NOTE 4– RELATED PARTY TRANSACTIONS

Barry Honig, a shareholder of the Company, is a member of Pershing’s Board of Directors. Prior to the Merger Agreement, certain entities under Mr. Honig’s control and family members held 5,600,003 shares of the Company. Additionally, one of the shareholders of Pershing (the “Shareholder”) held 750,000 shares of the Company prior to the Merger. Contemporaneously with the closing of the Merger, the Shareholder purchased 1,250,000 shares of the Company’s common stock in the Company’s Private Placement.  Additionally, entities under Mr. Honig’s control purchased 5,000,000 shares of the Company’s Series A Preferred Stock in the Private Placement.

Assuming the conversion into common stock of the Company’s Series A Preferred Stock, the interest in the Company of the Shareholder and entities controlled by Mr. Honig shall account for 18% upon the closing of the Merger.  In addition to being large shareholders of Pershing and the Company, both the Shareholder and Mr. Honig/entities controlled by Mr. Honig, directly and indirectly, may influence Pershing’s decisions with respect to voting of the 25,000,000 shares owned by Pershing, through ownership interests in Continental Resources Group, Inc. (a company which is one of the largest shareholders of Pershing) and their investments in both the Company and Pershing. Mr. Honig has served as co-Chairman of Pershing and currently is a director of Pershing.  Accordingly, Pershing and Mr. Honig are considered to be founders and “promoters” of the Company as defined under the Securities Act of 1933, as amended (the “Securities Act”).  As a result of the aforementioned, the Shareholder and Mr. Honig/entities controlled by Mr. Honig being among the largest shareholders of the Company and Pershing, there may exist certain conflicts of interest with respect to the business and affairs of each of these companies.  The Company believes that such Shareholder and Mr. Honig/entities controlled by Mr. Honig are independent private investors who have no agreements, arrangements or understandings with respect to the ownership or control over any of these companies.

The Company also considered the guidance in EITF 02-5 “Common Control”, that the Merger Agreement was not treated as a common control transaction as there were no group of shareholders that holds more than 50% of the voting ownership interest of each entity with contemporaneous written evidence of an agreement to vote a majority of the entities’ shares in concert exists.

NOTE 5 – MINERAL PROPERTIES

North Battle Mountain and Red Rock Mineral Prospects

Arttor Gold has the rights to explore the North Battle Mountain Mineral Prospect located in Lander County, Nevada.

The North Battle Mountain Mineral Prospect is located in Lander County, Nevada, 18 kilometers north of the town of Battle Mountain in north central Nevada.  The property consists of 36 unpatented lode mining claims and encompasses approximately 700 acres.  The North Battle Mountain Mineral Prospect can be accessed from Battle Mountain by a paved county road for about 5.5 miles to the North Battle Mountain rail siding, and then by a graded gravel road from which an unimproved dirt road leads east to the north-central part of the property. In February 2012, the Company filed for an additional 36 unpatented lode mining claims with BLM located in the North Battle Mountain Mineral Prospect.

The Red Rock Mineral Prospect is located in Lander County, Nevada, 26 miles south of the town of Battle Mountain.  The property consists of five groups of unpatented lode mining claims, totaling 269 claims and encompassing approximately 5,600 acres.  The Red Rock Mineral Prospect can be accessed from Nevada State Highway 305, traveled south from Battle Mountain approximately 26 miles to the Carico Lake Valley/Red Rock Canyon turn-off, then east along an improved gravel road less than a mile to the western claim boundary.  Most of the property is accessible by secondary gravel and unimproved dirt roads. In August 2011, the Company was granted the exclusive right to explore, mine and develop any and all metals, ores and other minerals on the properties located within the Red Rock Properties which consist of an additional 24 unpatented mining claims under a mining lease agreement with Centerra (US) Inc. In June 2011, the Company filed for an additional 67 unpatented lode mining claims with BLM located northwest of the Red Rock Mineral Prospect.

NOTE 5 – MINERAL PROPERTIES (continued)

The North Battle Mountain and Red Rock Mineral Prospects consist of a total of 432 unpatented lode mining claims.

The exploration rights to most of these properties are held through two amended and restated mining leases dated July 15, 2011 (the “Leger Leases”) between Arttor Gold and Art Leger, formerly Pershing's and Arttor Gold’s Chief Geologist and consultant, and currently Chief Executive Officer of the Company, who located the mining claims in 2004, and an additional mining lease dated August 22, 2011 (the “Centerra Lease”) between Arttor Gold and Centerra (US) Inc. (see Note 6).  The Leger Leases grant us the exclusive right to explore, mine and develop gold, silver, palladium, platinum and other minerals on the properties for a term of ten years, and may be renewed in ten year increments.  The terms of the Leger Leases may not exceed 99 years.

The North Battle Mountain and Red Rock Mineral Prospects properties do not currently have any reserves and all activities undertaken and currently proposed are exploratory in nature.

NOTE 6 – COMMITMENTS

Royalty Agreement - F.R.O.G. Consulting, LLC

On May 24, 2011, Arttor Gold entered into two lease agreements with F.R.O.G. Consulting, LLC, an affiliate of one of the former members of Arttor Gold, for the Red Rock Mineral Property and the North Battle Mountain Mineral Prospect.  The leases grant the exclusive right to explore, mine and develop gold, silver, palladium, platinum and other minerals on the properties for a term of ten (10) years and may be renewed in ten (10) year increments.  The terms of the Leases may not exceed ninety-nine (99) years. Arttor Gold may terminate these leases at any time.

Arttor Gold is required under the terms of the property lease to make annual lease payments. Arttor Gold is also required to make annual claim maintenance payments to BLM and to the county in which its property is located in order to maintain its rights to explore and, if warranted, to develop its property. If Arttor Gold fails to meet these obligations, it will lose the right to explore for gold on its property.

Until production is achieved, Arttor Gold’s lease payments (deemed “advance minimum royalties”) consist of an initial payment of $5,000 upon signing of each lease, followed by annual payments according to the following schedule for each lease:

Due Date of Advance Minimum Royalty Payment	Amount of Advance Minimum Royalty Payment
1st Anniversary	$15,000
2nd Anniversary	$35,000
3rd Anniversary	$45,000
4th Anniversary	$80,000
5th Anniversary and annually thereafter during the term of the lease	The greater of $100,000 or the U.S. dollar equivalent of 90 ounces of gold

In the event that Arttor Gold produces gold or other minerals from these leases, Arttor Gold’s lease payments will be the greater of (i) the advance minimum royalty payments according to the table above, or (ii) a production royalty equal to 3% of the gross sales price of any gold, silver, platinum or palladium that Arttor Gold recovers and 1% of the gross sales price of any other minerals that Arttor Gold recovers. Arttor Gold has the right to buy down the production royalties on gold, silver, platinum and palladium by payment of $2,000,000 for the first one percent (1%). All advance minimum royalty payments constitute prepayment of production royalties to F.R.O.G Consulting LLC, on an annual basis.  If the total dollar amount of production royalties due within a calendar year exceed the dollar amount of the advance minimum royalty payments due within that year, Arttor Gold may credit all uncredited advance minimum royalty payments made in previous years against fifty percent (50%) of the production royalties due within that year.

NOTE 6 – COMMITMENTS (continued)

The Leger Leases also requires Arttor Gold to spend a total of $100,000 on work expenditures on each property for the period from lease signing until December 31, 2012 and $200,000 on work expenditures on each property per year in 2013 and annually thereafter.

Arttor Gold is required to make annual claim maintenance payments to BLM and to the counties in which its property is located. If Arttor Gold fails to make these payments, it will lose its rights to the property. As of the date of this Report, the annual maintenance payments are approximately $152 per claim, consisting of payments to BLM and to the counties in which Arttor Gold’s properties are located. Arttor Gold’s property consists of an aggregate of 305 lode claims under the lease agreement with F.R.O.G Consulting LLC. The aggregate annual claim maintenance costs are currently approximately $46,000.

On July 15, 2011, Arttor Gold entered into amended and restated lease agreements for the Red Rock Mineral Property and the North Battle Mountain Mineral Prospect by and among Arthur Leger (the “Lessor”) and F.R.O.G. Consulting, LLC (the “Payment Agent”) (collectively the “Parties”) in order to carry out the original intentions of the Parties and to correct the omissions and errors in the original lease, dated May 24, 2011. In the original lease, the Parties intended to identify Arthur Leger as the owner and lessor of the Red Rock Mineral Property and the North Battle Mountain Mineral Prospect and to designate the Payment Agent as the entity responsible for collecting and receiving all payments on behalf of Lessor. Lessor is the sole member of the Payment Agent and owns 100% of the outstanding membership interests of the Payment Agent. All other terms and conditions of the original lease remain in full force and effect.  Lessor is the former Chief Geologist of Pershing and Arttor Gold and currently the Chief Executive Officer of the Company.

On May 24, 2012, Mr. Leger agreed to defer receipt from Arttor Gold of the Advance Minimum Royalty Payment in the amount of $15,000 due on the first anniversary of the lease related to each of North Battle and Red Rock until the second anniversary date of each such lease.  Total payment on the second anniversary date will be $50,000 for each lease.

Royalty Agreement – Centerra (U.S.) Inc.

In August 2011, Arttor Gold, entered into lease agreements with Centerra (U.S.) Inc. (“Centerra”). The leases grant the exclusive right to explore, mine and develop any and all metals, ores and other minerals on the properties which consist of 24 unpatented mining claims located Lander County, Nevada for a term of ten (10) years and may be renewed in ten (10) year increments. Arttor Gold may terminate these leases at any time.

Arttor Gold is required under the terms of our property lease to make annual lease payments. Arttor Gold is also required to make annual claim maintenance payments to BLM and to the county in which its property is located in order to maintain its rights to explore and, if warranted, to develop its property. If Arttor Gold fails to meet these obligations, it will lose the right to explore for gold on its property. Until production is achieved, Arttor Gold’s lease payments (deemed “advance minimum royalties”) consist of an initial payment of $13,616 upon signing of the lease, followed by annual payments according to the following schedule for each lease:

Due Date of Advance Minimum Royalty Payment	Amount of Advance Minimum Royalty Payment
1st Anniversary	$12,000
On or before each of the 2nd and 3rd Anniversary	15,000
On or before each of the 4th and 5th Anniversary	20,000
On or before each of the 6th and 7th Anniversary	25,000
On or before each of the 8th and 9th Anniversary	30,000
10th Anniversary and subsequent anniversaries so long the agreement shall remain in effect	40,000

NOTE 6 – COMMITMENTS (continued)

In the event that Arttor Gold produces gold or other minerals from these leases, Arttor Gold agrees to pay lessor a production royalty equal to 4% of net smelter returns for all products extracted, produced and sold from this property after recoupment of the advance minimum royalty payments previously made to lessor pursuant to the payment table above. No production royalty shall be payable on rock, dirt, limestone, or similar materials used by lessee in its operations. Arttor Gold has the right to buy down the production royalties by payment of $1,500,000 for the first one percent (1%) on or before completion of a positive feasibility study and another one percent (1%) by making cash payment of $2,500,000 on or before achievement of commercial production. The leases also requires Arttor Gold to spend a total of $100,000 on work expenditures on this property for the period from lease signing until 5th anniversary, $150,000 on work expenditures on this property for the period from the 6th anniversary until 10th anniversary and $200,000 on work expenditures on this property per year on the 11th anniversary and annually thereafter. Arttor Gold is required to make annual claim maintenance payments to the BLM and to the counties in which its property is located. If Arttor Gold fails to make these payments, it will lose its rights to the property.

On May 24, 2012 Pershing and Arttor Gold transferred their interests in the Centerra lease to Noble Effort pursuant to an Assignment and Assumption of Lease Agreement.

On May 24, 2012, Mr. Leger and Pershing Royalty Company entered into the NSR Agreement (see Note 3). Under the terms of the NSR Agreement, Mr. Leger will pay Pershing Royalty Company  a non-participating, non-executory perpetual royalty of one percent of the Net Smelter Returns from all Valuable Minerals (as defined in the NSR Agreement) mined and removed from certain claims and sold or deemed to have been sold.

NOTE 7– STOCKHOLDERS’ EQUITY

On March 27, 2012, the Company filed an Amended and Restated Certificate of Incorporation in order to increase the Company’s authorized capital stock from 200,000,000 shares to 250,000,000 shares, which shall be divided into two classes as follows: 200,000,000 shares of common stock, par value $0.0001 per share, and 50,000,000 shares of “blank check” preferred stock, par value $0.0001 per share. Also on March 27, 2012, the board of directors of the Company authorized a 7.5 for one forward split of the outstanding common stock in the form of a dividend, whereby an additional 6.5 shares of common stock were issued for each one share of common stock held by each shareholder of record April 9, 2012. On May 17, 2012, the Company filed a certificate of designation of preferences, rights and limitations of Series A Convertible Preferred Stock designating and authorizing the issuance of 5,000,000 shares of Series A Convertible Preferred Stock (the “Series A Preferred Stock”).

On May 24, 2012, the Company entered into an Agreement of Conveyance, Transfer and Assignment of Assets and Assumption of Obligations (the “Conveyance Agreement”), whereby the Company transferred all of the pre-Merger assets and liabilities to the Company’s newly formed wholly-owned subsidiary, Felafel Holdings, Inc. (“SplitCo”). Thereafter, pursuant to a stock purchase agreement , the Company transferred all of the outstanding capital stock of SplitCo to certain former shareholders of the Company in exchange for the cancellation of 52,500,000 shares of the Company’s Common Stock that they owned , with 25,000,000 shares of the Company’s Common Stock held by persons who acquired such shares prior to the Merger remaining outstanding.

NOTE 7– STOCKHOLDERS’ EQUITY (continued)

On May 24, 2012, the Company issued 25,000,000 shares of the Company’s common stock in connection with the Merger Agreement between Red Battle, Pershing and Acquisition Sub (see Note 3). Additionally, the Company paid Pershing, as Red Battle’s sole shareholder, $2,000,000 in cash and a promissory note in the principal amount of $500,000 which has been recorded against paid in capital. The Company also recorded $427,724 against paid in capital which represents a distribution to former parent company and its subsidiary prior to Merger. The Merger was accounted for as a reverse-merger and recapitalization of the Company.

Between May 24, 2012 and June 27, 2012, the Company sold an aggregate 6,087,500 shares of common stock to certain investors for an aggregate purchase price of $2,435,000 or a purchase price of $0.40 per share. The Company received gross proceeds of $2,360,000 and subscription receivable of $75,000 that has been collected in July 2012.

On May 24, 2012, the Company and  DRC Partners LLC entered into an agreement (the “DRC Consulting Agreement”) pursuant to which the consultant agreed to provide investor relations services to the Company for consideration consisting of a (i) one-time fee of $10,000 and (ii) 100,000 shares of Common Stock per month. In May 2012, the Company issued such 100,000 shares and valued these common shares at the fair market value on the date of grant (based on the recent selling price of the Company’s common stock at private placements) at approximately $0.40 per share or $40,000. As of June 30, 2012, the Company recorded accrued expenses of $40,000 due to such consultant which represents the 100,000 shares due for the month of June 2012.

 Additionally, on May 24, 2012, the Company and Interactive Investors, Inc. entered into an agreement (the “Interactive Consulting Agreement”) pursuant to which the consultant agreed to provide investor relations services to the Company for consideration consisting of (i) a one- time fee of $1,750,000 (the “Cash Consideration”) and (ii) 1,000,000 shares of the Company’s Common Stock. In May 2012, the Company issued such 1,000,000 shares and valued these common shares at the fair market value on the date of grant (based on the recent selling price of the Company’s common stock at private placements) at $0.40 per share and valued at $400,000. In May 2012, the Interactive Consulting Agreement was amended whereby the Cash Consideration was decreased to $1,000,000 from $1,750,000. As of June 30, 2012, the Company has paid its obligation under the Interactive Consulting Agreement.

On May 24, 2012, the Company appointed Arthur Leger, David Rector and Oliver-Barret Lindsay as directors of the Company.  In addition, Arthur Leger was appointed as the Company’s new Chief Executive Officer, President, Chief Financial Officer, Treasurer and Secretary.  The Company issued 4,000,000 shares of Common Stock to Mr. Leger, of which 2,000,000 shall vest immediately, 1,000,000 which shall vest upon the discovery of 500,000 ounces of gold on the Company’s properties and the remaining 1,000,000 which shall vest on the discovery of an additional 500,000 ounces of gold on the Company’s properties.  The Company issued 5,000,000 shares of Common Stock to Mr. Rector, of which 3,000,000 shall vest immediately, 1,000,000 which shall vest upon the discovery of 500,000 ounces of gold on the Company’s properties and the remaining 1,000,000 which shall vest on the discovery of an additional 500,000 ounces of gold on the Company’s properties.  The Company issued 100,000 shares of Common Stock and options to purchase 400,000 shares of Common Stock to Mr. Lindsay.  The shares of Common Stock issued to Mr. Lindsay shall vest immediately and, commencing six months from the date of issuance, one fourth of the options shall vest every six months provided that Mr. Lindsay remains on the Company’s board of directors. Mr. Rector is currently a director of Pershing.

Additionally, the Company recorded stock-based compensation expense of $2,040,000 in connection with the vested restricted stock grants. The 400,000 options were valued on the grant date at approximately $0.32 per option or a total of $129,640 using a Black-Scholes option pricing model with the following assumptions: stock price of $0.40 per share (based on the recent selling price of the Company’s common stock at private placements), volatility of 106% (estimated using volatilities of similar companies), expected term of 6 years, and a risk free interest rate of 0.77%.  For the six months ended June 30, 2012, the Company recorded stock-based compensation of $11,253. At June 30, 2012, there was a total of $118,387 of unrecognized compensation expense related to these non-vested option-based compensation arrangements.

NOTE 8– SUBSEQUENT EVENTS

In July 2012, the Company collected the subscription receivable from the sale of the Company’s common stock which amounted to $75,000 (see Note 7)

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Report on Form 10-Q and other written and oral statements made from time to time by us may contain so-called “forward-looking statements,” all of which are subject to risks and uncertainties.  Forward-looking statements can be identified by the use of words such as “expects,” “plans,” “will,” “forecasts,” “projects,” “intends,” “estimates,” and other words of similar meaning.  One can identify them by the fact that they do not relate strictly to historical or current facts.  These statements are likely to address our growth strategy, financial results and product and development programs.  One must carefully consider any such statement and should understand that many factors could cause actual results to differ from our forward looking statements.  These factors may include inaccurate assumptions and a broad variety of other risks and uncertainties, including some that are known and some that are not.  No forward looking statement can be guaranteed and actual future results may vary materially.

Information regarding market and industry statistics contained in this Report is included based on information available to us that we believe is accurate.  It is generally based on industry and other publications that are not produced for purposes of securities offerings or economic analysis.  We have not reviewed or included data from all sources, and cannot assure investors of the accuracy or completeness of the data included in this Report.  Forecasts and other forward-looking information obtained from these sources are subject to the same qualifications and the additional uncertainties accompanying any estimates of future market size, revenue and market acceptance of products and services.  We do not assume any obligation to update any forward-looking statement.  As a result, investors should not place undue reliance on these forward-looking statements.

Recent Events

On May 24, 2012, we entered into the Merger Agreement with (i) Red Battle , a Delaware corporation and owner of all of the outstanding membership interests of each of Arttor Gold and Noble Effort , (ii) Pershing Gold, a Nevada corporation and owner of all of the outstanding capital stock of Red Battle and (iii) Acquisition Sub. Upon closing of the transaction contemplated under the Merger Agreement, Acquisition Sub merged with and into Red Battle, and Red Battle, as the surviving corporation, became our wholly-owned subsidiary.  In consideration for the Merger, we paid Pershing, as Red Battle’s sole shareholder, (i) $2,000,000 in cash  (ii) a 5% promissory note in the principal amount of $500,000 due 18 months following the issuance date and (iii) 25,000,000 shares of our common stock. As of the date of this report, the note payable to Pershing amounted to $500,000.

Between May 24, 2012 and June 27, 2012, we sold an aggregate 6,087,500 shares of common stock to certain investors for an aggregate purchase price of $2,435,000 or a purchase price of $0.40 per share. We received gross proceeds of $2,360,000 and subscription receivable of $75,000 that has been collected in July 2012.

On May 24, 2012, we appointed Arthur Leger, David Rector and Oliver-Barret Lindsay as directors of the Company.  In addition, on May 24, 2012, Arthur Leger was appointed as the Company’s new Chief Executive Officer, President, Chief Financial Officer, Treasurer and Secretary.  The Company issued an aggregate of 9,100,000 shares of common stock to the directors of which 5,100,000 shares vest immediately and the remaining shares are subject to vesting condition upon the discovery of gold on our properties. We also granted options to purchase 400,000 shares of Common Stock to Mr. Lindsay and one fourth of the options shall vest every six months provided that Mr. Lindsay remains on the Company’s board of directors.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Management believes the following critical accounting policies affect the significant judgments and estimates used in the preparation of the financial statements.

Principles of Consolidation

The consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America and present the financial statements of the Company and our wholly-owned subsidiary. In the preparation of our consolidated financial statements, intercompany transactions and balances are eliminated.

 Exploration Stage Company

We have been in the exploration stage since our formation and have not yet realized any revenues from our planned operations. We have not commenced business operations. We are an exploration stage company as defined in Accounting Standards Codification (“ASC”) 915 “Development Stage Entities”.

Use of Estimates

In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated balance sheet, and revenues and expenses for the period then ended.  Actual results may differ significantly from those estimates.

Mineral Property Acquisition and Exploration Costs

Costs of lease, exploration, carrying and retaining unproven mineral lease properties are expensed as incurred. We have chosen to expense all mineral exploration costs as incurred given that it is still in the exploration stage. Exploration costs, which include maintenance, development and exploration of mineral claims, are expensed as incurred.  Once we have identified proven and probable reserves in our investigation of our properties and upon development of a plan for operating a mine, we would enter the development stage and capitalize future costs until production is established. When a property reaches the production stage, the related capitalized costs will be amortized, using the units-of-production method over the estimated life of the probable-proven reserves. When we have capitalized mineral properties, these properties will be periodically assessed for impairment of value and any diminution in value. To date, we have not established the commercial feasibility of any exploration prospects; therefore, all costs are being expensed.

Long-Lived Assets

We review for impairment whenever events or circumstances indicate that the carrying amount of assets may not be recoverable, pursuant to guidance established in ASC 360-10-35-15, “Impairment or Disposal of Long-Lived Assets”. We recognize an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value.

Recent Accounting Pronouncements

Accounting standards that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on our consolidated financial statements upon adoption.

Results of Operations

Valor Gold Corp.’s business began on April 28, 2011 and accordingly, we had minimal operations for the prior period. We are an exploration stage company with no operations and have generated no revenues for the three and six months ended June 30, 2012 and for the period from April 28, 2011 (Inception) to June 30, 2012.

Operating Expenses

Total operating expenses for the three months ended June 30, 2012 as compared to the period from April 28, 2011 (Inception) to June 30, 2011, were approximately $4.6 million and $89,000, respectively. The overall increase of $4.5 million in operating costs is primarily attributable to having no comparable operating expenses during the prior period from April 28, 2011 (inception) to June 30, 2011 as we were in our early stages of our operations.

Total operating expenses for the six months ended June 30, 2012 as compared to the period from April 28, 2011 (Inception) to June 30, 2011, were approximately $4.7 million and $89,000, respectively. The $4.6 million increase in operating expenses for the six month period ended 2012 includes approximately $2.1 million of compensation expense related primarily to a stock based compensation expense of $2 million; $0.8 million in exploration expenses on our North Battle Mountain and Red Rock properties, $1.6 million in consulting fees related primarily to stock based consulting expenses of $0.4 million and investor relation expenses of $1.1 million, $0.2 million of professional fees primarily related to accounting and legal services and $50,000 in general and administrative expenses primarily for rent and office expenses.

Other Expense

Total other expense was approximately $2,500 for both the three and six months ended June 30, 2012 and is primarily attributable to interest expense incurred from our note payable to Pershing.

Net Loss

As a result of the operating expense and other expense discussed above, we reported a net loss of approximately $4.6 million for the three months ended June 30, 2012 and net loss of $4.7 million for the six months ended June 30, 2012. We reported a net loss of approximately $89,000 for the period from April 28, 2011 (Inception) to June 30, 2011.

Liquidity and Capital Resources

At December 31, 2011, our cash and cash equivalents totaled approximately $380,000 compared to $730,000 at June 30, 2012. During the six months ended June 30, 2012, we received proceeds of approximately $4.4 million from the sale of common stock and preferred stock.  These increases were more than offset by approximately $0.8 million in exploration costs, $1.1 million of investor relations and consulting fees and a $2 million payment to Pershing in connection with the Merger Agreement.  We also issued a $500,000 note to Pershing pursuant to the Merger Agreement.

In the remaining 6 months of 2012, we plan to spend approximately $3 million on our gold exploration expenses for our Battle Mountain and Red Rock properties, $60,000 for property maintenance costs, and approximately $0.5 million on public company expenses.  We will not have sufficient capital to fund our exploration program as it is currently planned or to fund the acquisition and exploration of new properties through 2012 and will need to raise additional funds.

We currently have no material commitments for capital expenditures. We may be required to raise additional funds, particularly if we are unable to generate positive cash flow as a result of our operations.   We estimate that based on current plans and assumptions, that our available cash is insufficient to satisfy our cash requirements for the next 12 months. We presently have no other alternative source of working capital. We may not have sufficient working capital to fund the expansion of our operations and to provide working capital necessary for our ongoing operations and obligations for the next 12 months. We have not generated any revenues to support our daily operations from the inception of exploration stage. We may need to raise significant additional capital to fund our future operating expenses, pay our obligations, and grow our Company. We do not anticipate we will be profitable in 2012.  Therefore our future operations will be dependent on our ability to secure additional financing.  Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. The trading price of our common stock and a downturn in the U.S. equity and debt markets could make it more difficult to obtain financing through the issuance of equity or debt securities. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, fail to collect significant amounts owed to us, or experience unexpected cash requirements that would force us to seek alternative financing. Furthermore, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. The inability to obtain additional capital may restrict our ability to grow and may reduce our ability to continue to conduct business operations. If we are unable to obtain additional financing, we will likely be required to curtail our marketing and development plans and possibly cease our operations.

Off-balance Sheet Arrangements

We have not entered into any other financial guarantees or other commitments to guarantee the payment obligations of any third parties. We have not entered into any derivative contracts that are indexed to our shares and classified as stockholder’s equity or that are not reflected in our consolidated financial statements. Furthermore, we do not have any retained or contingent interest in assets transferred to an unconsolidated entity that serves as credit, liquidity or market risk support to such entity.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not required for smaller reporting companies.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures.

We maintain “disclosure controls and procedures,” as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

               With respect to the quarterly period ended June 30, 2012, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures. Based upon this evaluation, the Company’s management has concluded that certain disclosure controls and procedures were not effective as of June 30, 2012 due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review. However, to the extent possible, we will implement procedures to assure that the initiation of transactions, the custody of assets and the recording of transactions will be performed by separate individuals. We believe that the foregoing steps will remediate the significant deficiency identified above, and we will continue to monitor the effectiveness of these steps and make any changes that our management deems appropriate.

Management is in the process of determining how best to change our current system and implement a more effective system to ensure that information required to be disclosed in this quarterly report on Form 10-Q has been recorded, processed, summarized and reported accurately. Our management acknowledges the existence of this problem, and intends to developed procedures to address them to the extent possible given limitations in financial and manpower resources. While management is working on a plan, no assurance can be made at this point that the implementation of such controls and procedures will be completed in a timely manner or that they will be adequate once implemented.

Changes in Internal Controls.

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On June 20, 2012, we sold an aggregate of 25,000 shares of Common Stock a per share price of $0.40 pursuant to a subscription agreement with an accredited investor.   The securities were sold and/or issued only to “accredited investors,” as such term is defined in the Securities Act in a transaction that did not involve any underwriters, underwriting discounts or commissions, or any public offering, were not registered under the Securities Act of 1933, as amended, (the "Securities Act") or the securities laws of any state, and were offered and sold in reliance on the exemption from registration afforded by Section 4(2) and/or Regulation D (Rule 506) under the Securities Act and corresponding provisions of state securities laws.

On June 27, 2012, we sold an aggregate of 187,500 shares of Common Stock a per share price of $0.40 pursuant to a subscription agreement with an accredited investor.  The securities were sold and/or issued only to “accredited investors,” as such term is defined in the Securities Act in a transaction that did not involve any underwriters, underwriting discounts or commissions, or any public offering, were not registered under the Securities Act or the securities laws of any state, and were offered and sold in reliance on the exemption from registration afforded by Section 4(2) and/or Regulation D (Rule 506) under the Securities Act and corresponding provisions of state securities laws.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

* Filed herein

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VALOR GOLD CORP.

Date: August 14, 2012	By:	/s/ Arthur Leger
Arthur Leger
President and Chief Executive Officer
(Principal Executive Officer, Principal Financial and Accounting Officer)