Form 10-Q
period 2012-09-30
VALOR GOLD CORP.
filed 2012-11-13
CIK 1504937

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.  66,587,500 shares of common stock are issued and outstanding as of November 13, 2012.

OTHER PERTINENT INFORMATION

Unless specifically set forth to the contrary, “Valor Gold Corp.,” “Valor,” “we,” “us,” “our” and similar terms refer to Valor Gold Corp., a Delaware corporation, and subsidiaries.

Item 1.  Financial  Statements

VALOR GOLD CORP. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

	September 30, 2012	December 31, 2011
	(Unaudited)

ASSETS
CURRENT ASSETS:
Cash	$323,887	$380,073
Prepaid expenses	144,422	63,677
Due from related parties	-	410,322

Total Current Assets	468,309	854,072

Other assets:
Deposits	70,000	51,000

Total Assets	$538,309	$905,072

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$173,500	$24,825
Note payable	500,000	-

Total Liabilities	673,500	24,825

STOCKHOLDERS' (DEFICIT) EQUITY :
Preferred stock, $0.0001 par value; 50,000,000 authorized Convertible Series A Preferred stock ($.0001 Par Value; 5,000,000 Shares Authorized; 5,000,000 and none shares issued and outstanding as of September 30, 2012 and December 31, 2011, respectively)	500	-
Common stock ($.0001 Par Value; 200,000,000 Shares Authorized; 66,587,500 and 25,000,000 shares issued and outstanding as of September 30, 2012 and December 31, 2011, respectively)	6,659	2,500
Additional paid-in capital	6,207,160	1,997,530
Accumulated deficit	(6,349,510)	(1,119,783)

Total Stockholders' (Deficit) Equity	(135,191)	880,247

Total Liabilities and Stockholders' (Deficit) Equity	$538,309	$905,072

See accompanying notes to unaudited consolidated financial statements.

VALOR GOLD CORP. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS

				For the Period from	For the Period from
	Three Months Ended	Three Months Ended	Nine Months Ended	April 28, 2011 (Inception)	April 28, 2011 (Inception)
	September 30, 2012	September 30, 2011	September 30, 2012	to September 30, 2011	to September 30, 2012
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$-	$-	$-	$-	$-

Operating expenses:
Exploration cost	107,428	789,678	895,795	825,950	1,765,411
Compensation and related taxes	74,129	75,520	2,184,809	120,520	2,383,336
Consulting fees	313,986	51,161	1,863,986	51,161	1,863,986
Professional fees	8,918	7,500	165,219	7,500	165,219
General and administrative expenses	53,688	30,643	111,083	38,172	162,723

Total operating expenses	558,149	954,502	5,220,892	1,043,303	6,340,675

Loss from operations	(558,149)	(954,502)	(5,220,892)	(1,043,303)	(6,340,675)

Other expense
Interest expense	(6,301)	-	(8,835)	-	(8,835)

Total other expenses	(6,301)	-	(8,835)	-	(8,835)

Loss before provision for income taxes	(564,450)	(954,502)	(5,229,727)	(1,043,303)	(6,349,510)

Provision for income taxes	-	-	-	-	-

Net loss	$(564,450)	$(954,502)	$(5,229,727)	$(1,043,303)	$(6,349,510)

WEIGHTED AVERAGE COMMON SHARES
Basic and Diluted	66,340,247	25,000,000	44,354,790	25,000,000	35,178,910

NET LOSS PER COMMON SHARE:
OUTSTANDING - Basic and Diluted	(0.01)	(0.04)	(0.12)	(0.04)	(0.18)

See accompanying notes to unaudited consolidated financial statements.

VALOR GOLD CORP. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS

		For the Period from	For the Period from
	Nine Months Ended	April 28, 2011 (Inception)	April 28, 2011 (Inception)
	September 30, 2012	to September 30, 2011	to September 30, 2012
	(Unaudited)	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,229,727)	(1,043,303)	(6,349,510)
Adjustments to reconcile net loss from operations to net cash used in operating activities:
Common stock issued for services	2,662,000	-	2,662,000
Stock-based compensation in connection with options granted	45,013	-	45,013
Changes in assets and liabilities:
Other receivables	-	(25,925)	-
Prepaid expenses	(80,745)	(106,706)	(144,422)
Deposits	(19,000)	(51,000)	(70,000)
Accounts payable and accrued expense	148,675	41,575	173,500

NET CASH USED IN OPERATING ACTIVITIES	(2,473,784)	(1,185,359)	(3,683,419)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in marketable securities available for sale	-	(100,000)	-
Cash paid in connection with the recapitalization of the Company	(2,000,000)	-	(2,000,000)

NET CASH USED IN INVESTING ACTIVITIES	(2,000,000)	(100,000)	(2,000,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Contributed capital	-	2,000,030	2,000,030
Net proceeds from sale of common and preferred stock	4,435,000	-	4,435,000
Advance to related parties, net of proceeds from repayment by related party	(17,402)	(67,931)	(427,724)

NET CASH PROVIDED BY FINANCING ACTIVITIES	4,417,598	1,932,099	6,007,306

NET (DECREASE) INCREASE IN CASH	(56,186)	646,740	323,887

CASH - beginning of period	380,073	-	-

CASH - end of period	$323,887	$646,740	$323,887

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Note payable issued in connection with the recapitalization of the Company	$500,000	$-	$500,000
Distribution to former parent company and its subsidiary prior to Merger included in the Recapitalization of the Company	$427,724	$-	$427,724

See accompanying notes to unaudited consolidated financial statements.

VALOR GOLD CORP. AND SUBSIDIARIES
(FORMERLY FELAFEL CORP.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Organization

Valor Gold Corp.  (the “Company”), formerly Felafel Corp., was incorporated under the laws of the State of Delaware on June 2, 2009. On March 27, 2012, the Company filed an Amended and Restated Certificate of Incorporation in order to change its name to Valor Gold Corp. and to increase its authorized capital stock.

On May 24, 2012, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with (i) Red Battle Corp. (“Red Battle”), a Delaware corporation and owner of all of the outstanding membership interests of each of Arttor Gold LLC (“Arttor Gold”), and Noble Effort Gold LLC (“Noble Effort”), (ii) Pershing Gold Corporation (“Pershing”), a Nevada corporation and owner of all of the outstanding capital stock of Red Battle, and (iii) Valor Gold Acquisition Corp., the Company’s newly formed, wholly-owned Delaware subsidiary (“Acquisition Sub”). Upon closing of the transaction contemplated under the Merger Agreement (the “Merger”), Acquisition Sub merged with and into Red Battle, and Red Battle, as the surviving corporation, became the Company’s wholly-owned subsidiary.  In consideration for the Merger, the Company paid Pershing, as Red Battle’s sole shareholder, (i) 25,000,000 shares of the Company’s Common Stock; (ii) $2,000,000 in cash; and (iii) a promissory note in the principal amount of $500,000.  As a result of the Merger, the Company acquired certain business and operations from Pershing primarily consisting of junior gold exploration mining claims and related rights held by Arttor Gold and Noble Effort.  At the effective time of the Merger, the Company discontinued its prior business and operations and revised its business purpose to pursue the business and operations through its Arttor Gold and Noble Effort subsidiaries as its sole business (see Note 3).

Prior to the Merger, the Company was a shell company with minimal operations.

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

Arttor Gold, a Nevada limited liability company, was formed and organized on April 28, 2011. Arttor Gold operates as a U.S. based junior gold exploration and mining company. For the period from April 28, 2011 (Inception) to September 30, 2012, Arttor Gold had no revenues and recorded transactions related to Arttor Gold’s preliminary exploration activities. Arttor Gold has the rights to explore on two Carlin-type gold properties located in Lander County, Nevada, known as Red Rock and North Battle Mountain. The liability of the member of Arttor Gold is limited to the member’s capital contributions.

Noble Effort, a Nevada limited liability company, was formed in June 2011 to explore potential acquisitions of natural resources properties suitable for exploration and development. On May 24, 2012, Arttor Gold and Pershing assigned its rights to explore the Centerra property to Noble Effort pursuant to an Assignment and Assumption of Lease Agreement.

Going Concern

The unaudited consolidated financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred losses since inception resulting in an accumulated deficit of approximately $6.3 million as of September 30, 2012, negative cash flows from operating activities and net loss of approximately $2.5 million and $5.2 million, respectively, for the nine months ended September 30, 2012.  The Company anticipates further losses in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The Company’s ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

VALOR GOLD CORP. AND SUBSIDIARIES
(FORMERLY FELAFEL CORP.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) and present the consolidated financial statements of the Company and its wholly-owned subsidiaries as of September 30, 2012. All significant intercompany accounts and transactions have been eliminated in the consolidation. All adjustments (consisting of normal recurring items) necessary to present fairly the Company's financial position as of September 30, 2012, and the results of operations and cash flows for the nine months ended September 30, 2012 have been included. The results of operations for the nine months ended September 30, 2012 are not necessarily indicative of the results to be expected for the full year. The accounting policies and procedures employed in the preparation of these consolidated financial statements have been derived from the audited financial statements of the Company for the period from inception to December 31, 2011, which are contained in the Company’s Current Report on Form 8-K filed with the SEC on May 31, 2012. The consolidated balance sheet as of December 31, 2011 was derived from those financial statements.

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

Cash and cash equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company places its cash with a high credit quality financial institution. The Company’s account at this institution is insured by the Federal Deposit Insurance Corporation ("FDIC") up to $250,000. In addition to the basic insurance deposit coverage, the FDIC is providing temporary unlimited coverage for non-interest bearing transaction accounts through December 31, 2012. All of our U.S. non-interest bearing cash balances were fully insured at September 30, 2012 due to a temporary U.S. federal program in effect from December 31, 2010 through December 31, 2012. Beginning in 2013, U.S. insurance coverage will revert to $250,000 per depositor at each financial institution. To reduce its risk associated with the failure of such financial institution, the Company evaluates at least annually the rating of the financial institution in which it holds deposits.

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

VALOR GOLD CORP. AND SUBSIDIARIES
(FORMERLY FELAFEL CORP.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The carrying amounts reported in the balance sheet for cash, prepaid expenses, accounts payable, and accrued expenses approximate their estimated fair market value based on the short-term maturity of this instrument. The carrying amount of the note payable at September 30, 2012, approximate their respective fair value based on the Company’s incremental borrowing rate.

In addition, FASB ASC 825-10-25 “Fair Value Option” was effective for January 1, 2008. ASC 825-10-25 expands opportunities to use fair value measurements in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value.

Prepaid expenses

Prepaid expenses of $144,422 and $63,677 at September 30, 2012 and December 31, 2011, respectively, consist primarily of costs paid for future services which will occur within a year. Prepaid expenses include prepayments in cash for services, prepaid insurance and prepaid mining claim fees which are being amortized over the terms of their respective agreements.

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

Bond

The Company posted a surface management bond with Bureau of Land Management (“BLM”) for a total of $70,000 and was included in deposits as reflected in the accompanying consolidated balance sheets.

Impairment of long-lived assets

Long-lived assets of the Company are reviewed for impairment whenever events or circumstances indicate that the carrying amount of assets may not be recoverable. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company does not have long-lived assets and therefore did not consider it necessary to record any impairment charges during the nine months ended September 30, 2012 and for the period ended December 31, 2011.

VALOR GOLD CORP. AND SUBSIDIARIES
(FORMERLY FELAFEL CORP.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Basic and Diluted Net Loss per Share

Net loss per common share is calculated in accordance with ASC Topic 260: Earnings Per Share (“ASC 260”). Basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. The computation of diluted net loss per share does not include dilutive common stock equivalents in the weighted average shares outstanding as they would be anti-dilutive. The Company has 400,000 options outstanding at September 30, 2012 and were excluded from the computation of diluted shares outstanding as they would have had an anti-dilutive impact on the Company’s net loss. The following table sets forth the computation of basic and diluted loss per share:

	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2012	Period from Inception (April 28, 2011) to September 30, 2011
Numerator:
Net loss	$(564,450)	$(954,502)	$(5,229,727)	$(1,043,303)
Denominator:
Basic and diluted loss per share (weighted-average shares)	66,340,247	25,000,000	44,354,790	25,000,000
Basic and diluted loss per share	$(0.01)	$(0.04)	$(0.12)	$(0.04)

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

VALOR GOLD CORP. AND SUBSIDIARIES
(FORMERLY FELAFEL CORP.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent accounting pronouncements

Accounting standards that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

NOTE 3 – MERGER AGREEMENT

On May 24, 2012, the Company entered into a Merger Agreement with (i) Red Battle, owner of all of the outstanding membership interests of each of Arttor Gold, and Noble Effort (ii) Pershing, owner of all of the outstanding capital stock of Red Battle, and (iii) Acquisition Sub (see Note 1). Upon closing of the Merger,  Acquisition Sub merged with and into Red Battle, and Red Battle, as the surviving corporation, became the Company’s wholly-owned subsidiary.  In consideration for the foregoing, the Company paid Pershing, as Red Battle’s sole shareholder, (i) $2,000,000 in cash (the “Cash Consideration”), (ii) a 5% promissory note in the principal amount of $500,000 due 18 months following the issuance date (the “Note”) and (iii) 25,000,000 shares of the Company’s common stock (the “Stock Consideration”, and, together with the Cash Consideration and the Note, the “Merger Consideration”).  As further consideration, (i) Arthur Leger entered into an NSR Agreement with Pershing Royalty Company, the wholly owned subsidiary of Pershing, granting Pershing Royalty Company a 1% royalty on certain claims; (ii) Mr. Leger agreed to cancel 1,750,000 shares of Pershing’s common stock held by Mr. Leger prior to the Merger; and (iii) Mr. Leger agreed to defer certain royalty payments under the terms of the Lease Agreements with Arttor Gold related to the Red Rocks and North Battle Mineral Prospect Claims.

Under the terms of the Note, all outstanding principal, together with all accrued but unpaid interest, is payable upon the earlier of: (i) the closing of  one or more private placements of the Company’s securities in which the Company receives gross proceeds of at least $7,500,000 or (ii) 18 months following the issuance of the Note. As of September 30, 2012, note payable and accrued interest amounted to $500,000 and $8,835, respectively.

As a result of the Merger, the Company acquired certain business and operations from Pershing primarily consisting of junior gold exploration mining claims and related rights in Pershing’s two Lander County, Nevada exploration properties, Red Rock Mineral Prospect (including Centerra Prospect) and North Battle Mountain Mineral Prospect held by Arttor Gold and Noble Effort.

NOTE 4– RELATED PARTY TRANSACTIONS

Barry Honig, a shareholder of the Company, is a member of Pershing’s Board of Directors. Prior to the Merger, certain entities under Mr. Honig’s control and family members held 5,600,003 shares of the Company. Additionally, one of the shareholders of Pershing (the “Pershing Shareholder”) held 750,000 shares of the Company prior to the Merger. Contemporaneously with the closing of the Merger, the Pershing Shareholder purchased 1,250,000 shares of the Company’s common stock in the Company’s Private Placement.  Additionally, entities under Mr. Honig’s control purchased 5,000,000 shares of the Company’s Series A Preferred Stock in the Private Placement.

Assuming the conversion into common stock of the Company’s Series A Preferred Stock, the interest in the Company of the Pershing Shareholder and entities controlled by Mr. Honig shall account for 18% upon the closing of the Merger.  In addition to being large shareholders of Pershing and the Company, both the Pershing Shareholder and Mr. Honig/entities controlled by Mr. Honig, directly and indirectly, may influence Pershing’s decisions with respect to voting of the 25,000,000 shares owned by Pershing, through ownership interests in Continental Resources Group, Inc. (a company which is one of the largest shareholders of Pershing) and their investments in both the Company and Pershing. Mr. Honig has served as co-Chairman of Pershing and currently is a director of Pershing.  Accordingly, Pershing and Mr. Honig are considered to be founders and “promoters” of the Company as defined under the Securities Act of 1933, as amended (the “Securities Act”).  As a result of the aforementioned, the Pershing Shareholder and Mr. Honig/entities controlled by Mr. Honig being among the largest shareholders of the Company and Pershing, there may exist certain conflicts of interest with respect to the business and affairs of each of these companies.  The Company believes that such Pershing Shareholder and Mr. Honig/entities controlled by Mr. Honig are independent private investors who have no agreements, arrangements or understandings with respect to the ownership or control over any of these companies.

VALOR GOLD CORP. AND SUBSIDIARIES
(FORMERLY FELAFEL CORP.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012

NOTE 4– RELATED PARTY TRANSACTIONS (continued)

The Company also considered the guidance in EITF 02-5 “Common Control”, that the Merger was not treated as a common control transaction as there were no group of shareholders that holds more than 50% of the voting ownership interest of each entity with contemporaneous written evidence of an agreement to vote a majority of the entities’ shares in concert exists.

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

The Red Rock Mineral Prospect is located in Lander County, Nevada, 26 miles south of the town of Battle Mountain.  The property consists of five groups of unpatented lode mining claims, totaling 269 claims and encompassing approximately 5,600 acres.  The Red Rock Mineral Prospect can be accessed from Nevada State Highway 305, traveled south from Battle Mountain approximately 26 miles to the Carico Lake Valley/Red Rock Canyon turn-off, then east along an improved gravel road less than a mile to the western claim boundary.  Most of the property is accessible by secondary gravel and unimproved dirt roads. In August 2011, the Company was granted the exclusive right to explore, mine and develop any and all metals, ores and other minerals on the properties located within the Red Rock Properties under a mining lease agreement with Centerra (US) Inc. and the Company refers to this property as Centerra Gold Prospect. The Centerra Gold Prospect is located in Lander County, Nevada, 26 miles south of the town of Battle Mountain and consists of 24 unpatented lode mining claims and encompasses approximately 480 acres.  For the year ended 2011 and for the nine months ended September 30, 2012, the Company filed for an additional and total of 86 unpatented lode mining claims with BLM located in the Red Rock Mineral Prospect.

The North Battle Mountain and Red Rock Mineral Prospects including the Centerra Gold Prospect consist of a total of 451 unpatented lode mining claims.

The exploration rights to most of these properties are held through two amended and restated mining leases dated July 15, 2011 (the “Leger Leases”) between Arttor Gold and Arthur Leger, formerly Pershing's and Arttor Gold’s Chief Geologist and consultant, and currently Chief Executive Officer of the Company, who located the mining claims in 2004, and an additional mining lease dated August 22, 2011 (the “Centerra Lease”) between Arttor Gold and Centerra (US) Inc. (see Note 6).  The Leger Leases grant us the exclusive right to explore, mine and develop gold, silver, palladium, platinum and other minerals on the properties for a term of ten years, and may be renewed in ten year increments.  The terms of the Leger Leases may not exceed 99 years.

The North Battle Mountain and Red Rock Mineral Prospects properties do not currently have any reserves and all activities undertaken and currently proposed are exploratory in nature.

VALOR GOLD CORP. AND SUBSIDIARIES
(FORMERLY FELAFEL CORP.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012

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

The Leger Leases also require Arttor Gold to spend a total of $100,000 on work expenditures on each property for the period from lease signing until December 31, 2012 and $200,000 on work expenditures on each property per year in 2013 and annually thereafter.

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

On July 15, 2011, Arttor Gold entered into amended and restated lease agreements for the Red Rock Mineral Property and the North Battle Mountain Mineral Prospect by and among Arthur Leger (the “Lessor”) and F.R.O.G. Consulting, LLC (the “Payment Agent”) (collectively the “Parties”) in order to carry out the original intentions of the Parties and to correct the omissions and errors in the original lease, dated May 24, 2011. In the original lease, the Parties intended to identify Arthur Leger as the owner and lessor of the Red Rock Mineral Property and the North Battle Mountain Mineral Prospect and to designate the Payment Agent as the entity responsible for collecting and receiving all payments on behalf of Lessor. Lessor is the sole member of the Payment Agent and owns 100% of the outstanding membership interests of the Payment Agent. All other terms and conditions of the original lease remain in

VALOR GOLD CORP. AND SUBSIDIARIES
(FORMERLY FELAFEL CORP.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012

NOTE 6 – COMMITMENTS (continued)

full force and effect.  Lessor is the former Chief Geologist of Pershing and Arttor Gold and currently the Chief Executive Officer of the Company.

On May 24, 2012, Mr. Leger agreed to defer receipt from Arttor Gold of the Advance Minimum Royalty Payment in the amount of $15,000 due on the first anniversary of the lease related to each of North Battle and Red Rock until the second anniversary date of each such lease.  Total payment on the second anniversary date will be $50,000 for each lease.

Royalty Agreement – Centerra (U.S.) Inc.

In August 2011, Arttor Gold, entered into lease agreement with Centerra (U.S.) Inc. (“Centerra”). The lease grants the exclusive right to explore, mine and develop any and all metals, ores and other minerals on the properties which consist of 24 unpatented mining claims located Lander County, Nevada for a term of ten (10) years and may be renewed in ten (10) year increments. Arttor Gold may terminate these leases at any time.

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

In the event that Arttor Gold produces gold or other minerals from these leases, Arttor Gold agrees to pay lessor a production royalty equal to 4% of net smelter returns for all products extracted, produced and sold from this property after recoupment of the advance minimum royalty payments previously made to lessor pursuant to the payment table above. No production royalty shall be payable on rock, dirt, limestone, or similar materials used by lessee in its operations. Arttor Gold has the right to buy down the production royalties by payment of $1,500,000 for the first one percent (1%) on or before completion of a positive feasibility study and another one percent (1%) by making cash payment of $2,500,000 on or before achievement of commercial production. The leases also requires Arttor Gold to spend a total of $100,000 on work expenditures on this property for the period from lease signing until 5th anniversary, $150,000 on work expenditures on this property for the period from the 6th anniversary until 10th anniversary and $200,000 on work expenditures on this property per year on the 11th anniversary and annually thereafter. Arttor Gold is required to make annual claim maintenance payments to the BLM and to the counties in which its property is located. If Arttor Gold fails to make these payments, it will lose its rights to the property. In August 2012, the Company paid the first annual lease payment of $12,000.

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

VALOR GOLD CORP. AND SUBSIDIARIES
(FORMERLY FELAFEL CORP.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012

NOTE 6 – COMMITMENTS (continued)

Geological Advisory Board Agreements

In August 2012, the Board approved the creation of a Geological Advisory Board and appointed Odin Christensen and Winthrop A. Rowe the newly created Geological Advisory Board.  Mr. Christensen and Mr. Rowe shall each receive $10,000 per annum in consideration for their services on the Geological Advisory Board.

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

On May 24, 2012, the Company entered into an Agreement of Conveyance, Transfer and Assignment of Assets and Assumption of Obligations (the “Conveyance Agreement”), whereby the Company transferred all of the pre-Merger assets and liabilities to the Company’s newly formed wholly-owned subsidiary, Felafel Holdings, Inc. (“SplitCo”). Thereafter, pursuant to a stock purchase agreement, the Company transferred all of the outstanding capital stock of SplitCo to certain former shareholders of the Company in exchange for the cancellation of 52,500,000 shares of the Company’s Common Stock that they owned, with 25,000,000 shares of the Company’s Common Stock held by persons who acquired such shares prior to the Merger remaining outstanding.

On May 24, 2012, the Company issued 25,000,000 shares of the Company’s common stock to Pershing in connection with the Merger Agreement between Red Battle, Pershing and Acquisition Sub (see Note 3). Additionally, the Company paid Pershing, as Red Battle’s sole shareholder, $2,000,000 in cash and a promissory note in the principal amount of $500,000 which has been recorded against paid in capital. The Company also recorded $427,724 against paid in capital which represents a distribution to former parent company and its subsidiary prior to Merger. The Merger was accounted for as a reverse-merger and recapitalization of the Company.

On May 24, 2012, the Company sold 5,000,000 shares of Series A preferred stock to certain investors for an aggregate purchase price of $2,000,000 or a purchase price of $0.40 per share.

Between May 24, 2012 and June 27, 2012, the Company sold an aggregate 6,087,500 shares of common stock to certain investors for an aggregate purchase price of $2,435,000 or a purchase price of $0.40 per share.

On May 24, 2012, the Company and  DRC Partners LLC entered into an agreement (the “DRC Consulting Agreement”) pursuant to which the consultant agreed to provide investor relations services to the Company for consideration consisting of a (i) one-time fee of $10,000 and (ii) 100,000 shares of Common Stock per month. In May 2012, the Company issued such 100,000 shares and valued these common shares at the fair market value on the date of grant (based on the recent selling price of the Company’s common stock at private placements) at approximately $0.40 per share or $40,000. In September 2012, Company issued 300,000 shares for investor relations services rendered during the months of June through August and valued these common shares at the fair market value on the date of grant approximately $0.61 per share or $182,000.  As of September 30, 2012, the Company recorded accrued expenses of $105,000 due to such consultant which represents the 100,000 shares due for the month of September 2012.

Additionally, on May 24, 2012, the Company and Interactive Investors, Inc. entered into an agreement (the “Interactive Consulting Agreement”) pursuant to which the consultant agreed to provide investor relations services to the Company for consideration consisting of (i) a one-time fee of $1,750,000 (the “Cash Consideration”) and (ii) 1,000,000 shares of the Company’s Common Stock. In May 2012, the Company issued such 1,000,000 shares and valued these common shares at the fair market value on the date of grant (based on the recent selling price of the Company’s common stock at private placements) at $0.40 per share and valued at $400,000. In May 2012, the Interactive Consulting Agreement was amended whereby the Cash Consideration was decreased to $1,000,000 from $1,750,000. As of September 30, 2012, the Company has paid its obligation under the Interactive Consulting Agreement in full.

VALOR GOLD CORP. AND SUBSIDIARIES
(FORMERLY FELAFEL CORP.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012

NOTE 7– STOCKHOLDERS’ EQUITY (continued)

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

Additionally, the Company recorded stock-based compensation expense of $2,040,000 in connection with the vested restricted stock grants. The 400,000 options were valued on the grant date at approximately $0.32 per option or a total of $129,640 using a Black-Scholes option pricing model with the following assumptions: stock price of $0.40 per share (based on the recent selling price of the Company’s common stock at private placements), volatility of 106% (estimated using volatilities of similar companies), expected term of 6 years, and a risk free interest rate of 0.77%.  For the nine months ended September 30, 2012, the Company recorded stock-based compensation of $45,013. At September 30, 2012, there was a total of $84,627 of unrecognized compensation expense related to these non-vested option-based compensation arrangements.

NOTE 8– SUBSEQUENT EVENTS

In October 2012, the Board approved the Company's 2012 Equity Incentive Plan, which reserves 7,000,000 shares of common stock for issuance thereunder in the form of qualified incentive stock options, non-qualified stock options and restricted stock grants, issuable to the Company's officers, directors, employees and consultants. In October 2012, the holders of a majority of the Company’s outstanding capital stock approved the 2012 Equity Incentive Plan.

In October 2012, the Company granted 300,000 10-year options to purchase shares of common stock exercisable at $0.40 per share to a consultant of the Company pursuant to a consulting agreement. The stock options shall vest 25% every three months and were granted under the Company’s 2012 Equity Incentive Plan. The 300,000 options were valued on the grant date at approximately $0.96 per option or a total of $286,000 using a Black-Scholes option pricing model with the following assumptions: stock price of $1.05 per share, volatility of 116% (estimated using volatilities of similar companies), expected term of 6 years, and a risk free interest rate of 0.62%.

In November 2012, the Company entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with X-Cal USA, Inc. and Paramount Gold & Silver Corp. (collectively the “Sellers”) pursuant to which the sellers shall sell certain properties and mining claims to the Company in consideration for 6 million shares of the Company’s common stock as well as the assumption of certain royalty obligation and reimbursement of $21,000 of annual maintenance fees with respect to mining claims paid in September 2012.

In November 2012, the Company paid $300,000 towards the note payable to Pershing. The remaining outstanding principal balance of the note payable due to Pershing amounted to $200,000 after such payment.

Between October 29, 2012 and November 9, 2012, the Company sold an aggregate of 3,025,000 units (the “Units”) with gross proceeds to the Company of $1,210,000 to certain accredited investors pursuant to a subscription agreement (the “Subscription Agreement”). Each Unit was sold for a purchase price of $0.40 per Unit and consisted of: (i) one share of the Company’s common stock and (ii) a five-year warrant to purchase seventy-five (75%) percent of the number of shares of common stock purchased at an exercise price of $0.55 per share, subject to adjustment upon the occurrence of certain events such as stock splits and dividends. The warrants may be exercised on a cashless basis if at any time there is no effective registration statement covering the resale of the shares of common stock underlying the warrants. The Company paid placement agent fees of $76,000 in cash to a brokerdealer in connection with the sale of the Units.

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

Recent Events

On May 24, 2012, we entered into the Merger Agreement with (i) Red Battle, a Delaware corporation and owner of all of the outstanding membership interests of each of Arttor Gold and Noble Effort, (ii) Pershing, a Nevada corporation and owner of all of the outstanding capital stock of Red Battle and (iii) Acquisition Sub. Upon closing of the Merger, Acquisition Sub merged with and into Red Battle, and Red Battle, as the surviving corporation, became our wholly-owned subsidiary.  In consideration for the Merger, we paid Pershing, as Red Battle’s sole shareholder, (i) $2,000,000 in cash  (ii) the 5% Note in the principal amount of $500,000 due 18 months following the issuance date and (iii) 25,000,000 shares of our common stock. As of the date of this Report, the Note payable to Pershing amounted to $500,000.

Between May 24, 2012 and June 27, 2012, we sold an aggregate 6,087,500 shares of common stock to certain investors for an aggregate purchase price of $2,435,000 or a purchase price of $0.40 per share. Additionally, on May 24, 2012, the Company sold 5,000,000 shares of Series A preferred stock to certain investors for an aggregate purchase price of $2,000,000 or a purchase price of $0.40 per share.

On May 24, 2012, we appointed Arthur Leger, David Rector and Oliver-Barret Lindsay as directors of the Company.  In addition, on May 24, 2012, Arthur Leger was appointed as the Company’s new Chief Executive Officer, President, Chief Financial Officer, Treasurer and Secretary.  The Company issued an aggregate of 9,100,000 shares of common stock to the directors of which 5,100,000 shares vest immediately and the remaining shares are subject to vesting condition upon the discovery of gold on our properties. We also granted options to purchase 400,000 shares of Common Stock to Mr. Lindsay with one fourth of the options vesting every six months provided that Mr. Lindsay remains on the Company’s board of directors.

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

Results of Operations

Valor Gold Corp.’s business began on April 28, 2011 and accordingly, we had minimal operations for the prior period. We are an exploration stage company with no operations and have generated no revenues for the three and nine months ended September 30, 2012 and for the period from April 28, 2011 (Inception) to September 30, 2012.

Operating Expenses

Total operating expenses for the three months ended September 30, 2012 as compared to the three months ended September 30, 2011, were approximately $0.6 million and $1 million, respectively. The overall decrease of approximately $0.4 million in operating costs is primarily attributable to a decrease in exploration expenses of approximately $0.7 million, offset by an increase in consulting fees of $0.3 million primarily related to stock based consulting expenses of $0.2 million during the three months ended September 30, 2012.

Total operating expenses for the nine months ended September 30, 2012 as compared to the period from April 28, 2011 (Inception) to September 30, 2011, were approximately $5.2 million and $1 million, respectively. The $4.2 million increase in operating expenses for the nine month period ended September 30, 2012 includes approximately $2.2 million of compensation expense related primarily to a stock based compensation expense of  approximately $2.1 million; $0.9 million in exploration expenses on our North Battle Mountain and Red Rock properties, $1.9 million in consulting fees related primarily to stock based consulting expenses of $0.6 million and investor relation expenses of $1.1 million, $0.2 million of professional fees primarily related to accounting and legal services and $0.1 million in general and administrative expenses primarily for rent and office expenses.

Other Expense

Total other expense was approximately $6,300 and $8,800 for  the three and nine months ended September 30, 2012 and is primarily attributable to interest expense incurred from our note payable to Pershing.

Net Loss

As a result of the operating expense and other expense discussed above, we reported a net loss of approximately $0.6 million and $1 million for the three months ended September 30, 2012 and 2011, respectively, and net loss of $5.3 million for the nine months ended September 30, 2012. We reported a net loss of approximately $1 million for the period from April 28, 2011 (Inception) to September 30, 2011.

Liquidity and Capital Resources

At December 31, 2011, our cash and cash equivalents totaled approximately $380,000 compared to $324,000 at September 30, 2012. At September 30, 2012 we have a working capital deficit of $205,191. During the nine months ended September 30, 2012, we received proceeds of approximately $4.4 million from the sale of common stock and preferred stock.  These increases were more than offset by approximately $0.9 million in exploration costs, $1.1 million of investor relations and consulting fees, $0.2 million in professional fees, $0.1 million in general and administrative expenses  and a $2 million payment to Pershing in connection with the Merger.  We also issued the $500,000 Note to Pershing pursuant to the Merger Agreement.

In the remaining 3 months of 2012, we plan to spend approximately $200,000 on our gold exploration expenses for our North Battle Mountain, Red Rock and Centerra Gold prospect properties and approximately $100,000 on public company expenses. We we will not have sufficient capital to fund our exploration program as it is currently planned or to fund the acquisition and exploration of new properties through 2012 and will need to raise additional funds. The public company expenses include accounting and legal costs. We expect that the legal and accounting costs of becoming a public company will continue to impact our liquidity and we may need to obtain funds to pay those expenses. Those fees will be higher if our business volume and activity increases.  In addition, we are required to pay the $500,000 Note payable upon closing of one or more private placements of our securities in which we receive gross proceeds of at least $7,500,000 pursuant to the terms of the Note.

During the next three months, our primary objective is to raise funds through the sale of our securities. We believe that our exploration program may vary depending on the amount of funds we are able to raise.

At September 30, 2012, we had a cash balance of approximately $324,000. In the opinion of management, available funds are not sufficient to satisfy our working capital requirements for the next twelve months. Our current monthly burn rate is approximately $100,000 per month. Based on our current burn rate, we will run out of funds in January 2013 without additional capital.

We believe we will need to raise approximately $8 million to implement our planned operations and pay for our gold exploration expenses for our North Battle Mountain, Red Rock and Centerra Gold prospect properties, property maintenance costs, working capital and general corporate expenses for the next 12 months. In order to fund our planned operations, we believe we will need to raise approximately $10 million for our operations for more than 12 months.

We will need to raise additional funds, particularly if we are unable to generate positive cash flow as a result of our operations.   We estimate that based on current plans and assumptions, that our available cash is insufficient to satisfy our cash requirements for the next 12 months. We presently have no other alternative source of working capital. We may not have sufficient working capital to fund the expansion of our operations and to provide working capital necessary for our ongoing operations and obligations for the next 12 months. We have not generated any revenues to support our daily operations from the inception of exploration stage. We will need to raise significant additional capital to fund our future operating expenses, pay our obligations, and grow our Company. We will not be profitable in 2012.  Therefore our future operations will be dependent on our ability to secure additional financing.  Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. We may be unable to secure additional financing on terms acceptable to us, or at all. Our inability to raise additional funds on a timely basis could prevent us from achieving our business objectives and could have a negative impact on our business, financial condition, results of operations and the value of our securities. If we raise additional funds by issuing additional equity or convertible debt securities, the ownership of existing stockholders may be diluted and the securities that we may issue in the future may have rights, preferences or privileges senior to those of the current holders of our common stock. Such securities may also be issued at a discount to the market price of our common stock, resulting in possible further dilution to the market or book value per share of common stock. If we raise additional funds by issuing debt, we could be subject to debt covenants that could place limitations on our operations and financial flexibility and we may need to pledge our assets as collateral. The inability to obtain additional capital may restrict our ability to grow and may reduce our ability to continue to conduct business operations. If we are unable to obtain additional financing, we will likely be required to curtail our exploration plans and possibly cease our operations. Our ability to pursue our planned activities is contingent on our ability to raise funds. If we do not raise sufficient funds, then we may not be able to implement our business strategy in the timeframe or manner we have envisioned.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures.

We maintain “disclosure controls and procedures,” as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer, who is also our Chief Financial Officer, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

With respect to the quarterly period ended September 30, 2012, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures. Based upon this evaluation, the Company’s management has concluded that certain disclosure controls and procedures were not effective as of September 30, 2012, due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review. However, to the extent possible, we will implement procedures to assure that the initiation of transactions, the custody of assets and the recording of transactions will be performed by separate individuals. We believe that the foregoing steps will remediate the significant deficiency identified above, and we will continue to monitor the effectiveness of these steps and make any changes that our management deems appropriate.

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

Changes in Internal Controls.

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In September 2012, we issued 300,000 shares of Common Stock to a consultant in consideration for certain consulting services pursuant to a consulting agreement. The securities were sold and/or issued only to “accredited investors,” as such term is defined in the Securities Act in a transaction that did not involve any underwriters, underwriting discounts or commissions, or any public offering were not registered under the Securities Act or the securities laws of any state, and were offered and sold in reliance on the exemption from registration afforded by Section 4(2) under the Securities Act and corresponding provisions of state securities laws.

In October 2012, we granted 10 year options to purchase 300,000 shares of Common Stock at a stock price of $0.40 per share to a consultant pursuant to a consulting agreement. The stock options shall vest 25% every three months and were granted under the 2012 Equity Incentive Plan. The securities were issued only to “accredited investors,” as such term is defined in the Securities Act in a transaction that did not involve any underwriters, underwriting discounts or commissions, or any public offering were not registered under the Securities Act or the securities laws of any state, and were offered and sold in reliance on the exemption from registration afforded by Section 4(2) under the Securities Act and corresponding provisions of state securities laws.

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

* Filed herein

101**
The following materials from Valor Gold Corp.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 are formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Cash Flow, (iii) the Consolidated Balance Sheets, and (iv) the Notes to the Consolidated Financial statements tagged as blocks of text.

**  In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Amendment to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012 shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VALOR GOLD CORP.

Date: November 13, 2012	By:	/s/ Arthur Leger
Arthur Leger
President and Chief Executive Officer
(Principal Executive Officer and Principal Financial and Accounting Officer)