Form 10-K
period 2012-12-31
VALOR GOLD CORP.
filed 2013-03-28
CIK 1504937

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2012

☐   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM __________ TO __________

COMMISSION FILE NUMBER 333-171277

VALOR GOLD CORP.

(Name of small business issuer in its charter)

Delaware	45-5215796
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

200 S Virginia Street, 8th Floor, Reno, NV 89501

(Address of principal executive offices) (Zip Code)

Issuer's telephone Number: (888) 734-4361

Securities registered under Section 12(b) of the Exchange Act: None.

Securities registered under Section 12(g) of the Exchange Act: None

Indicate by check mark is the issuer is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐   No ☒

Indicate by check if the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.

Yes ☐   No ☒

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check if disclosure of delinquent filers in response to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer", "accelerated filer", and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐   No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the average bid and asked price of such common equity as of June 30, 2012 was $71,484,378.

As of March 25, 2013, the issuer had 77,112,500 outstanding shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE: NONE

FORWARD–LOOKING STATEMENTS

This Annual Report on Form 10-K (including the section regarding Management’s Discussion and Analysis of Financial Condition and Results of Operations) and any documents incorporated by reference herein or therein may contain “forward-looking statements”. Forward-looking statements reflect our current view about future beliefs, plans, objectives, goals or expectations. When used in such documents, the words “anticipate,” “believe,” “estimate,” “expect,” “future,” “intend,” “plan,” or the negative of these terms and similar expressions, as they relate to us or our management, identify forward-looking statements. Such statements, include, but are not limited to, statements relating to our business goals, planned exploration, business strategy, our future operating results and liquidity and capital resources outlook. Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Our actual results may differ materially from those contemplated by the forward-looking statements. They are neither statements of historical fact nor guarantees of assurance of future performance.  Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, you should not rely on these forward-looking statements as predictions of future events.

Important factors that could cause actual results to differ materially from those in the forward-looking statements include, without limitation, results of future exploration at our properties or projects; our ability to raise necessary capital to conduct our exploration activities, and do so on acceptable terms; estimates as to the projected development of certain ore deposits, including the timing of such development, the costs of such development and other capital costs, financing plans for these deposits and expected production commencement dates; expectations regarding the start-up time, design, mine life, production and costs applicable to sales and exploration potential of our projects; estimates regarding timing of receipt and maintenance of government approvals; statements regarding future transactions such as property purchases and sales; and other factors (including the risks contained in the sections of this annual report entitled “Risk Factors”) relating to the mining industry, our operations and results of operations and any businesses or properties that may be acquired by us. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended or planned.

The foregoing factors should not be construed as exhaustive and should be read together with the other cautionary statements included in this annual report and other reports we have filed or will file with the SEC and which are incorporated by reference herein, including statements under the caption “Risk Factors” and “Forward-Looking Statements” in such reports.  Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. We cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these.

We file reports with the Securities and Exchange Commission (“SEC”). Our electronic filings with the United States Securities and Exchange Commission (including our Annual Reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and any amendments to these reports) are available free of charge on the Securities and Exchange Commission’s website at http://www.sec.gov. You can also read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. You can obtain additional information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us.

All forward-looking statements speak only as of the date made. All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements. Except as required by law, we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which it is made or to reflect the occurrence of anticipated or unanticipated events or circumstances. You should not place undue reliance on these forward-looking statements.

GLOSSARY OF SELECTED MINING TERMS

alluvial (valleys): material created by the erosion of rocks by water, air and climate conditions

Carlin-type: sediment-hosted disseminated gold deposits characterized by invisible (typically microscopic and/or dissolved) gold in pyrite and arsenopyrite, and named after the first large deposit of this composition found in the Carlin Unconformity, Nevada exploration stage: a U.S. Security and Exchange Commission descriptive category applicable to public mining companies engaged in the search for mineral deposits and ore reserves and which are not either in the mineral development or the ore production stage grade: The concentration of each ore metal in a rock sample, usually given as weight per volume. Where extremely low concentrations are involved, the concentration may be given in grams per ton (g/t). The grade of an ore deposit is calculated, often using sophisticated statistical procedures, as an average of the grades of a very large number of samples collected from throughout the deposit.

lode: a classic vein, ledge, or other rock in place between definite walls millsite: Public lands which are non-mineral in character.  Millsites may be located in connection with a placer or lode claim for mining and milling purposes or as an independent/custom mill site that is independent of a mining claim

Paleozoic: The era of geological time from about 540 to 245 million years ago unpatented mining claim: A mineral claim staked on federal or, in the case of severed mineral rights, private land (where the U.S. government has retained ownership of the locatable minerals) to which a deed from the U.S. government or other mineral title owner has not been received by the claimant. Unpatented claims give the claimant the exclusive right to explore for and to develop the underlying minerals and the right to use the surface for such purpose. However, the claimant does not own title to either the minerals or the surface, and the claim must include a discovery of valuable minerals to be valid and is subject to the payment of annual claim maintenance fees which are established by the governing authority of the land on which the claim is located.

 PART I

ITEM 1. BUSINESS AND PROPERTIES

Overview

Valor Gold Corp. (“Valor”, the “Company”, “we”, “us” or “our”) is an exploration stage gold and minerals exploration company focused on searching for gold and other mineral resources and seeking out potentially significant exploration and development targets.

We were incorporated as a Delaware corporation on June 2, 2009 under the name “Felafel Corp.” for the purpose of establishing and operating a falafel restaurant in Riga, Latvia.

On March 27, 2012, we amended and restated our certificate of incorporation in order to, among other things, change our name to Valor Gold Corp. and increase our authorized capital stock to 250,000,000 shares of stock, of which 200,000,000 are designated as common stock and 50,000,000 are designated as “blank check” preferred stock.  On May 17, 2012, we filed a certificate of designation of preferences, rights and limitations of Series A Convertible Preferred Stock designating and authorizing the issuance of 5,000,000 shares of Series A Preferred Stock.

On May 24, 2012, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with (i) Red Battle Corp. (“Red Battle”), a Delaware corporation and owner of all of the outstanding membership interests of each of Arttor Gold LLC (“Arttor Gold”), a Nevada limited liability company, and Noble Effort Gold LLC (“Noble Effort”), a Nevada limited liability company, (ii) Pershing Gold Corporation (“Pershing”), a Nevada corporation and owner of all of the outstanding capital stock of Red Battle, and (iii) Valor Gold Acquisition Corp., our newly formed, wholly-owned Delaware subsidiary (“Acquisition Sub”). Upon closing of the transaction contemplated under the Merger Agreement (the “Merger”), our Acquisition Sub merged with and into Red Battle, and Red Battle, as the surviving corporation, became our wholly-owned subsidiary.  In consideration for the Merger, Pershing received, as Red Battle’s sole shareholder, (i) 25,000,000 shares of our Common Stock; (ii) $2,000,000; and (iii) a promissory note in the principal amount of $500,000.  As a result of the Merger, we acquired certain business and operations from Pershing primarily consisting of junior gold exploration mining claims and related rights held by Arttor Gold and Noble Effort.  At the effective time of the Merger, we discontinued our prior business and operations and revised our business purpose to pursue the business and operations previously pursued by Pershing through its Arttor Gold and Noble Effort subsidiaries as its sole business.

 Contemporaneously with the closing of the Merger, we raised a total of $3,800,000 pursuant to an offering to accredited investors of 4,500,000 shares of Common Stock at $0.40 per share and 5,000,000 shares of Series A Preferred Stock at $0.40 per share.

Corporate Structure

Red Battle is an exploration stage gold and minerals exploration company focused on searching for gold and other mineral resources and seeking out potentially significant exploration and development targets.   It was formed in Delaware on April 30, 2012 and, on May 23, 2012, purchased all of the outstanding membership interests of Arttor Gold and Noble Effort.  As a result of the Merger between the Company, Red Battle, Pershing (Red Battle's sole shareholder) and the Company's newly formed acquisition sub, Red Battle merged with and into the Company's acquisition sub causing Red Battle to become our wholly-owned subsidiary and we succeeded to the business of Red Battle as our sole line of business.

Arttor Gold was formed as a limited liability company in Nevada on April 28, 2011 and on May 24, 2011, Pershing purchased all of Arttor Gold’s outstanding membership interests from its former members.  Also on May 24, 2011, Arttor Gold entered into lease agreements for the Red Rock Mineral Prospect and North Battle Mountain Mineral Prospect, which are both located in Nevada.  These leases granted Arttor Gold the exclusive right to explore, mine and develop gold, silver, platinum and other minerals on these properties.  On August 22, 2011 Arttor Gold and Pershing entered into a mining lease with Centerra (US) Inc. for exploration rights to certain properties adjacent to the Arttor Gold properties.

Noble Effort was formed as a limited liability company in Nevada on June 6, 2011 to explore potential acquisitions of natural resources properties suitable for exploration and development and, pursuant to an operating agreement dated June 6, 2011, Pershing owned 100% of the outstanding membership interests of Noble Effort.   On May 24, 2012, Pershing and Arttor Gold assigned their interest in the Centerra properties to Noble Effort.

The following organization charts are illustrations of the Merger and the foregoing:

Ownership Structure Immediately Prior to Merger

Valor Gold Corp.
Pershing Gold Corporation
Historical Business
Valor Gold Acquisition Corp.
On May 24, 2012, these entities merged and Red Battle Corp. became the surviving entity (dissolving Valor Acquisition Corp.)
Red Battle Corp.
Other Pershing Businesses
Arttor Gold LLC
Noble Effort Gold LLC
North Battle Mountain Prospect
&
Red Rock Mineral Prospect
Centerra Mining Interest

4

Ownership Structure After Merger

Historical Business (spun off from Valor)
Valor Gold Corp.
Pershing Gold Corporation
Red Battle Corp.
Other Pershing Businesses
Arttor Gold LLC
Noble Effort Gold LLC
North Battle Mountain Prospect & Red Rock Mineral Prospect
Centerra Mining Interest

Business Strategy

Our business strategy is to acquire and advance precious metals exploration properties in North-Central Nevada.  We seek properties with known mineralization that are in an advanced stage of exploration but are under-explored, which we believe we can advance quickly to increase value.  Our exploration activities are currently focused on the North Battle Mountain, Red Rock and Centerra Gold properties. If funds become available we intend to commence an exploration drilling program and we intend to continue to acquire adjacent gold properties in both North Battle Mountain and the Red Rock areas.  We will require external funding to pursue our exploration programs.

If, through our exploration program, we discover an area that may be able to be profitably mined for gold, we would focus most of our activities in determining the size and economic feasibility of the potential orebody.  If our efforts are successful, we would sell or lease the rights to mine to a third party or enter into joint venture or other arrangements.

North Battle Mountain and Red Rock Mineral Prospects

The North Battle Mountain Mineral Prospect is located in Lander County, Nevada, approximately 20 miles north of the town of Battle Mountain in north central Nevada.  The property consists of 72 unpatented lode mining claims and encompasses approximately 1,440 acres.  The North Battle Mountain Mineral Prospect can be accessed from Battle Mountain by a paved county road for about 5.5 miles to the North Battle Mountain rail siding, and then by a graded gravel road from which an unimproved dirt road leads east to the north-central part of the property. The North Battle Mountain Mineral Prospect’s source of power is a major power line located approximately 1 mile west of the property. Water will be obtained from wells located west of the property. The infrastructure located on the North Battle Mountain Mineral Prospects is limited to a gravel road that runs through the northern part of the property. The North Battle Mountain Mineral Prospect contains no claims with proven reserves and all activities undertaken and currently proposed are exploratory in nature.

The Red Rock Mineral Prospect is located in Lander County, Nevada, 26 miles south of the town of Battle Mountain.  The property consists of an aggregate 527 unpatented lode mining claims and encompassing approximately 10,440 acres.  The Red Rock Mineral Prospect can be accessed from Nevada State Highway 305, traveled south from Battle Mountain approximately 26 miles to the Carico Lake Valley/Red Rock Canyon turn-off, then east along an improved gravel road less than a mile to the western claim boundary.  Most of the property is accessible by secondary gravel and unimproved dirt roads. The Red Rock Mineral Prospect’s source of power is a major power line that is located along the west side of the property. Water will be obtained from the historic McCoy Mine pit. The infrastructure located on the Red Rock Mineral Prospects is limited to a county gravel road that bisects the property and drill roads. The Red Rock Mineral Prospect contains no claims with proven reserves and all activities undertaken and currently proposed are exploratory in nature.

The North Battle Mountain and Red Rock Mineral Prospects consist of a total of 599 unpatented lode mining claims.

The following map illustrates the location of the Red Rock property and its proximity to major gold mines or deposits and major gold trends in North Central Nevada:

Independence-Eureka Trend
Jerritt Canyon
Twin Creeks/ Turquoise Ridge
Midas
Goldstrike
Winnemucca
Carlin
Elko
Long Canyon
Hycroft
Lone Tree/ Marigold
Gold Quarry
Battle Mountain
Florida Canyon
Phoenix
Carlin Trend
Cove-McCoy
Cortez Hills
Rabbit Creek Trend
Bald Mountain
Battle Mtn- Eureka Trend
Archimedes
RENO
Austin
Eureka
RED ROCK PROPERTY
Round Mountain
NORTH-CENTRAL NEVADA
N
0
50
100
kilometers
Bullfrog
LOCATION/ACCESS MAP
Major Gold Mine or Deposit
Major Gold Trend
Caetano Caldera
LAS VEGAS

The following map illustrates the lode claims comprising the Red Rock property and the access road known as Nevada 305 at the Northwest corner of the property:

LS 299
LS 299A
LS 284
LS 285
LS 297
LS 298
LS 282
LS 283
LS 231
LS 230
LS 278
LS 279
LS 280
LS 229
LS 228
LS 276
LS 277
LS 281
LS 227
LS 226
LS 414
LS 415
LS 314
LS 315
LS 274
LS 275
LS 223A
LS 225
LS 224
LS 351
LS 352
LS 371
LS 372
LS 416
LS 417
LS 316
LS 317
LS 272
LS 273
LS 222A
LS 225A
LS 224A
LS 349
LS 350
LS 369
LS 370
LS 418
LS 419
LS 318
LS 319
LS 265
LS 264
LS 251
LS 221
LS 213
LS 214
LS 347
LS 348
LS 367
LS 368
LS 420
LS 421
LS 320
LS 321
LS 267
LS 266
LS 252
LS 220
LS 211
LS 212
LS 345
LS 346
LS 365
LS 366
LS 422
LS 423
LS 322
LS 323
LS 269
LS 268
LS 253
LS 219
LS 209
LS 210
LS 343
LS 344
LS 363
LS 364
LS 424
LS 425
LS 324
LS 325
LS 271
LS 270
LS 254
LS 218
LS 207
LS 208
LS 341
LS 342
LS 361
LS 362
LS 426
LS 427
LS 326
LS 327
LS 287
LS 288
LS 255
LS 217
LS 205
LS 206
LS 1
LS 2
LS 27
LS 28
LS 49
LS 50
LS 428
LS 429
LS 328
LS 329
LS 135
LS 136
LS 256
LS 216
LS 203
LS 204
LS 3
LS 4
LS 29
LS 30
LS 51
LS 52
LS430
LS 431
LS 330
LS 331
LS 137
LS 138
LS 257
LS 215
LS 202
LS 23
LS 5
LS 6
LS 31
LS 32
LS 53
LS 54
LS 332
LS 139
LS 140
LS 258
LS 223
LS 201
LS 24
LS 7
LS 8
LS 33
LS 34
LS 55
LS 56
LS 333
LS 141
LS 142
LS 259
LS 222
LS 200
LS 25
LS 9
RRC 10
RRC 35
LS 36
LS 57
LS 58
LS 334
LS 143
LS 144
LS 260
LS 261
LS 118
LS 26
LS 11
RRC 12
RRC 37
LS 38
LS 59
LS 60
LS 335
LS 145
LS 146
LS 262
LS 263
LS 119
LS 103
LS 13
RRC 14
RRC 39
LS 40
LS 61
LS 62
LS 336
LS 147
LS 148
LS 125
LS 126
LS 120
LS 104
LS 15
RRC 16
RRC 41
LS 42
LS 63
LS 64
LS 337
LS 149
LS 150
LS 127
LS 128
LS 286
LS 105
LS 17
RRC 18
RRC 43
LS 44
LS 65
LS 66
LS 338
LS 151
LS 152
LS 129
LS 130
LS 121
LS 106
LS 19
LS 20
LS 45
LS 46
LS 67
LS 68
LS 339
LS 153
LS 154
LS 131
LS 132
LS 122
LS 107
LS 21
LS 22
LS 47
LS 48
LS 69
LS 70
LS 340
LS 155
LS 156
LS 133
LS 134
LS 123
LS 124
LS 108
LS 109
LS 81
LS 82
LS 71
LS 72
LS 110
LS 111
LS 83
LS 84
RRC 73
RRC 74
RRC 97
LS 112
LS 113
LS 289
LS 290
RRC 75
RRC76
RRC 98
LS 291
LS 292
RRC 77
RRC 78
RRC 99
LS 448
LS 293
LS 294
RRC 79
RRC 80
RRC 100
LS 447
RRC 101
LS 446
LS 449
RRC 102
LS 446
LS 444
LS 442
LS 440
LS 438
LS 436
LS 434
LS 432
LS 445
LS 443
LS 441
LS 439
LS 437
LS 435
LS 433
T28N R43E
T28N R44E
Redrock Spring

Redrock Project
LS & RRC Claim Map
Lander Co., Nevada
T28N R44E

Redrock Spring USGS 7.5' Topo Quad

Arthur R. Leger, Locator
2338 Sunrise Drive Reno,
Nevada 89509

N

3000 feet

Scale: 1" = 3000'

Drafted by: JBA Works, Inc

The following map illustrates the location of the North Battle Mountain property and its proximity to major gold mines or deposits and roads or highway in North Central Nevada:

Owyhee
Jackpot
Vya
Orovada
Jerritt Canyon
Twin Creeks/
Turquoise Ridge
Midas
Winnemucca
Goldstrike
Wells
Carlin
Elko
Long Canyon
Hycroft
Lone Tree/
Marigold
Gold Quarry
Gerlach
Carlin
West Wendover
Florida Canyon
Phoenix
Battle
Mountain
Cortez Hills
Lovelock
Bald Mountain
NORTH BATTLE MTN
PROPERTY
Archimedes
Fernley
RENO
Fallon
Austin
Eureka
McGill
Ely
CARSON CITY
Gardnerville
Yerington
Gabbs
Round Mountain
Hawthorne
Luning
Mina
Tonopah
Pioche
Panaca
Goldfield
Caliente
Hiko
N
Alamo
0
50
100
kilometers
Bullfrog
Beatty
Indian Springs
Pahrump
LAS VEGAS
LOCATION/ACCESS MAP
Major Gold Mine or Deposit
Interstate Highway
Other Primary Road

The following map illustrates the lode claims comprising the North Battle Mountain property:

  Title and Ownership Rights. The exploration rights to these properties are held through two amended and restated mining leases dated July 15, 2011 (the “Leger Leases”) between Arttor Gold, Arthur Leger, who located the mining claims in 2004, which consist of 305 lode claims, and an entity controlled by Mr. Leger, and an additional mining lease dated August 22, 2011 (the “Centerra Lease”), which consist of 24 lode claims, between Pershing, Arttor Gold and Centerra (US) Inc.  Pershing and Arttor Gold assigned their interests in the Centerra Lease to Noble Effort on May 24, 2012.  In addition to the Leger Leases and the Centerra Lease, which are further described below, we acquired 86 additional unpatented lode mining claims, adding to our Red Rock properties, and 36 additional unpatented lode mining claims, adding to our North Battle Mountain properties, by filing claims with the BLM. Additionally, acquired the right to 148 unpatented load mining claims, adding to our Red Rock properties, in November 2012, after entering into an Asset Purchase Agreement with X-Cal USA, Inc. and Paramount Gold & Silver Corp. These claims and acquisitions expanded our Red Rock district holdings to an aggregate of 527 claims or 10,440 acres and our North Battle Mountain district holdings to an aggregate 72 claims or 1,440 acres.

The Leger Leases grant us the exclusive right to explore, mine and develop gold, silver, palladium, platinum and other minerals on the properties for a term of ten years, and may be renewed in ten year increments.  The terms of the Leger Leases may not exceed 99 years.   Until production is achieved, our lease payments, or advance minimum royalties, consist of an initial payment of $5,000 per lease paid at signing and annual payments according to the following schedule for each lease:

Due Date of Advance Minimum Royalty Payment	Amount of Advance Minimum Royalty Payment
1st Anniversary	$15,000
2nd Anniversary	$35,000
3rd Anniversary	$45,000
4th Anniversary	$80,000
5th Anniversary and annually thereafter during the term of the lease	The greater of $100,000 or the U.S. dollar equivalent of 90 ounces of gold

In the event that that we produce gold or other minerals from minerals found on these properties, our lease payments will be the greater in each year of (i) the advance minimum royalty payments according to the table above or (ii) a production royalty equal to 3% of the gross sales price of any gold, silver, platinum or palladium that we recover and 1% of the gross sales price of any other mineral that we recover.  We have the right to buy down the production royalties on gold, silver, platinum and palladium to 2% of the gross sales price for a $2.0 million fee.  All advance minimum royalty payments are credited against production royalties on an annual basis.  If the total dollar amount of production royalties due within a calendar year exceeds the dollar amount of the advance minimum royalty payments due within that year, we may credit all uncredited advance minimum royalty payments made in previous years against 50% of the production royalties due within that year.  The leases require that we spend a total of $100,000 on work expenditures on each property by December 31, 2012 and $200,000 on work expenditures on each property during each calendar year commencing in 2013 and annually thereafter.

On May 24, 2012, Mr. Leger agreed to defer receipt from Arttor Gold of the Advance Minimum Royalty Payment in the amount of $15,000 due on the first Anniversary of the lease related to each of North Battle and Red Rock until the second Anniversary date of each such lease.  Total payment due on the second Anniversary date will be $50,000.

On May 24, 2012, Pershing Royalty Company, the wholly owned subsidiary of Pershing, entered into the NSR Agreement with Mr. Leger, the Company’s new sole officer and a director, for the Arttor Gold properties leased by the Company.  Under the terms of the NSR Agreement, Mr. Leger will pay Pershing Royalty Company a non-participating, non-executory perpetual royalty of one percent of the Net Smelter Returns from all Valuable Minerals (as defined in the NSR Agreement) mined and removed from the Claims and sold or deemed to have been sold.

Under the Leger leases, we are required to make the annual claim maintenance payments required to maintain the claims to the BLM and to pay recording fees accompanying our annual notice of intent to hold the claims to the county in which the claims are located, in order to maintain our rights to explore and, if warranted, to develop the properties.  If we were to fail to meet these obligations, we would lose the right to explore on these properties, and be subject to damages claims from the owner of the properties.  The annual claim maintenance  payments  and recording fees total approximately $152.50 per claim, or aggregate total  costs of approximately $50,000 for the 329 claims covered by the leases.

History of Previous Operations. There are no historic mines but historic trenches dug for barite exploration are noted.  We are not aware of any previous operations at the North Battle Mountain Mineral Prospect but the property was previously leased to Luna Gold who did some geologic mapping and rock & soil geochemical sampling and then dropped the lease. It was later leased to Challenger Deep Capital who completed a detailed gravity survey and then dropped the lease. Cameco (US) Inc. first identified gold potential on the Red Rock Mineral Prospect property in 1996 and staked claims in 1996, 1997, and 1998.  Cameco conducted sampling, mapping and drilling programs, and allowed most of the claims to lapse in 2001.

In 2004, Mr. Leger located the current North Battle Mountain Mineral Prospect claims.  Prior to leasing the claims to us in May 2011, he leased them to several small exploration companies.  At Red Rock Mineral Prospect, Mr. Leger staked certain claims in 2003 and acquired the remaining claims.  During the period prior to our lease in May 2011, several small exploration companies conducted geologic mapping, rock/soil geochemical sampling and gravity geophysics on the property.

Rock Formations and Mineralization.  The geology of the North Battle Mountain Prospect consists of Middle to Upper Paleozoic sedimentary rocks that have been intruded by tertiary dikes.  Eocene to Pliocene felsic to mafic volcanic rocks and minor sediments were deposited over these older rocks.  Regional geophysical data indicates that the property lies within the Battle Mountain- Eureka fault zone and along the west side of the Northern Nevada Rift structure.  The property is underlain by the Upper Devonian-Mississippian Harmony Formation – an arkosic assemblage consisting of calcareous sandstone, shale, and chert.  Tertiary/Quatermary basalt and andesitic basalt form massive diffs on the eastern boundary of the property.  Numerous high-angle faults striking east-west, northeast, northwest and north-northeast cut Harmony Formation rocks.

The Red Rock Mineral Prospect lies within the Great Basin region of the Basin and Range physiographic province, a region characterized by a series of generally north-trending mountain ranges separated by alluvial valleys.  The Shoshone Range in the Red Rock Mineral Prospect area is underlain by siliceous and volcanic assemblage rocks of Ordovician to Devonian age that occur in a complex array of thrust slices in the upper plate Roberts Mountains thrust.  In places, Devonian to Silurian shallow-water carbonate rocks surround Ordovian to Mississipian deep water casitc rocks lying in the upper plate of the thrust from autochthonous carbonate rocks lying within the lower-plate “window”.

Present Activities. At both our Red Rock and North Battle Mountain properties, we are exploring for both shallow open-pit and underground Carlin-type gold deposits.  To date, at our Red Rock gold prospect, including the Centerra Gold Claims, exploration activities have included detailed geological mapping; rock and soil geochemical surveys; a detailed gravity survey; 13-lines of CSAMT (a survey which provides resistivity information of the subsurface) and drilling consisting of seven diamond core and 28 reverse circulation drill holes.  Five reverse circulation holes have been cased for later deeper diamond core drilling.  Additional drill targets have been defined and BLM permitted.

At the North Battle Mountain gold prospect, Valor Gold has completed a three-line CSAMT survey, and  drill targets have been defined.

North Battle Mountain property Exploration Program: If funds become available, a three-hole reverse circulation/diamond core drilling program is planned. Estimated cost is $1 million. Depending on funding, we plan to acquire additional ground in the area.

Red Rock Mineral property Exploration Program:  If funds become available, we plan to drill nine reverse circulation/ core holes with the objective of delineating a large tonnage, gold deposit. Furthermore, we intend to conduct detailed geologic mapping, rock geochemical sampling, gravity geophysical surveys and CSAMT geophysical surveys. Our cost estimate for these planned activities is estimated at $3.5 million. Depending on funding, we plan to acquire adjacent competitor ground.

Centerra Gold Prospect

The Centerra gold prospect is located in Lander County, Nevada, 26 miles south of the town of Battle Mountain.  The property consists of 24 unpatented lode mining claims and encompasses approximately 480 acres.  The claims are included within the Red Rock properties and can be accessed from Nevada State Highway 305, traveling south from Battle Mountain approximately 26 miles to the Carico Lake Valley/Red Rock Canyon turn-off, then east along an improved gravel road for 3.75 miles. A graveled stream bed allows access into the claims. The Centerra gold prospect’s source of power and water is the same as that of the Red Rock Mineral Prospect, a major power line that is located along the west side of the property. The infrastructure located on the Centerra gold prospects is limited to same as that of the Red Rock Mineral Prospect, a county gravel road that bisects the property and drill roads. The Centerra gold prospect contains no claims with proven reserves and all activities undertaken and currently proposed are exploratory in nature.

The lode claims outlined and identified in black (as opposed to those in blue) on the following map illustrates the lode claims comprising the Centerra property and the relative location of those claims in our Red Rock property as a whole:

 Title and Ownership Rights. The exploration rights to this property are held through a mining lease dated August 22, 2011 (the “Centerra Lease”).  The lease addresses 24 lode claims, between Pershing, Arttor Gold and Centerra (US) Inc.  Pershing and Arttor Gold assigned their interests in the Centerra Lease to Noble Effort on May 24, 2012.

The Centerra Lease grants the exclusive right to explore, mine and develop gold, silver, palladium, platinum and other minerals on the properties for a term of ten years, and may be renewed in ten year increments.  Until production is achieved, our lease payments, or advance minimum royalties (AMR), consist of an initial payment of $10,000 paid at signing and payment of BLM and Lander County fees.  In addition, annual payments are noted according to the following schedule:

Under the Centerra Lease, we are obligated to make advance minimum royalty payments in accordance with the following schedule:

Due Date of Advance Minimum Royalty Payment	Amount of Advance Minimum Royalty Payment
1st Anniversary	$12,000
2nd and 3rd Anniversaries	$15,000
4th and 5th Anniversaries	$20,000
6th and 7th Anniversaries	$25,000
8th and 9th Anniversaries	$30,000
10th Anniversary and annually thereafter during the term of the Lease	$40,000

In addition, we are obligated to pay a production royalty of 4% of net smelter returns.  That production royalty can be reduced to 3% of net smelter returns by (i) making a $1.5 million payment to the lessor prior to completion of a positive feasibility study or (ii) making a $2.5 million payment to the lessor prior to the commencement of commercial production, and can be reduced to 2% of net smelter returns by timely making both payments.  The Centerra Lease requires that we spend $100,000 in exploration and development expenditures on the leased claims during each of the first five years of the lease, $150,000 during each of years 6 through 10, and $200,000 annually thereafter.

Under the Centerra leases, we are required to make the annual claim maintenance payments required to maintain the claims to the U.S. Bureau of Land Management and to pay recording fees accompanying our annual notice of intent to hold the claims to Lander County in order to maintain our rights to explore and, if warranted, to develop the properties.  If we were to fail to meet these obligations, we would lose the right to explore on these properties, and be subject to damages from the owner of the properties.  The annual claim maintenance payment and recording fees total approximately $152.50 per claim, or aggregate total costs of approximately $3,660 for the 24 claims covered by the lease.

History of Previous Operations.  Cameco (US) Inc. (predecessor to Centerra) identified the gold potential of the area in 1996 and located the original 24 Centerra claims.  In addition Cameco located other claims in 1996, 1997, and 1998 in the region.  Cameco conducted geologic mapping, rock and soil geochemical sampling and drilled five shallow holes in 1998.  Cameco allowed most of the adjoining claims to lapse in 2001 but kept the 24 Centerra claims.  Centerra later drilled two additional holes in 2006-07.

Rock Formations and Mineralization.  The Centerra property lies within the Great Basin region of the Basin and Range physiographic province, a region characterized by a series of generally north-trending mountain ranges separated by alluvial valleys.  The Centerra area is underlain by a siliceous assemblage of Ordovician to Devonian age rocks that occur in a complex array of thrust slices in the upper plate Roberts Mountains thrust.  One mile east of the Centerra claims, a “window” of Devonian to Silurian age shallow-water carbonate rocks crop out.  These lower plate carbonate rocks are projected to be at depth in the Centerra area and are the primary target for a Carlin-type gold deposit.

Present Activities. At the Centerra property, we are exploring for both shallow open-pit and underground Carlin-type gold deposits.  To date, exploration activities have included detailed geological mapping; rock and soil geochemical surveys; a detailed gravity survey; 5-lines of CSAMT (a survey which provides resistivity information of the subsurface) and drilling consisting of one diamond core and ten shallow reverse circulation holes. Additional drill targets have been defined.

Centerra Gold Prospect Exploration Program: No work is planned.

Employees

We currently have one full-time employee, Mr. Leger, and one part time employee.  We believe that our relations with our employees are good.  In the future, if our activities grow, we may hire personnel on an as-needed basis. For the foreseeable future, we plan to engage geologists, engineers and other consultants as necessary.

Competition

We compete with other exploration companies, many of which possess greater financial resources and technical abilities than we do. Our main areas of competition are acquiring exploration rights and engaging qualified personnel. The mineral exploration industry is highly fragmented, and we are a very small participant in this sector. Many of our competitors explore for a variety of minerals and control many different properties around the world. Many of them have been in business longer than we have and have established strategic partnerships and relationships and have greater financial resources than we do.

There is significant competition for properties suitable for gold exploration. As a result, we may be unable to continue to acquire interests in attractive properties on terms that we consider acceptable.  We will be subject to competition and unforeseen limited sources of supplies in the industry in the event spot shortages arise for supplies such as dynamite, and certain equipment such as drill rigs, bulldozers and excavators that we will need to conduct exploration.  If we are unsuccessful in securing the products, equipment and services we need we may have to suspend our exploration plans until we are able to secure them.

Market for Gold

In the event that gold is produced from our property, we believe that wholesale purchasers for the gold would be readily available. Readily available wholesale purchasers of gold and other precious metals exist in the United States and throughout the world. Among the largest are Handy & Harman, Engelhard Industries and Johnson Matthey, Ltd.  Historically, these markets are liquid and volatile. Wholesale purchase prices for precious metals can be affected by a number of factors, all of which are beyond our control, including but not limited to:

•	fluctuation in the supply of, demand and market price for gold;
•	mining activities of our competitors;

•	sale or purchase of gold by central banks and for investment purposes by individuals and financial institutions;
•	interest rates;

•	currency exchange rates;
•	inflation or deflation;

•	fluctuation in the value of the United States dollar and other currencies; and
•	political and economic conditions of major gold or other mineral-producing countries.

If we find gold that is deemed of economic grade and in sufficient quantities to justify removal, we may seek additional capital through equity or debt financing to build a mine and processing facility, or enter into joint venture or other arrangements with large and more experienced companies better able to fund ongoing exploration and development work, or find some other entity to mine our property on our behalf, or sell or lease our rights to mine the gold. Upon mining, the ore would be processed through a series of steps that produces a rough concentrate. This rough concentrate is then sold to refiners and smelters for the value of the minerals that it contains, less the cost of further concentrating, refining and smelting. Refiners and smelters then sell the gold on the open market through brokers who work for wholesalers including the major wholesalers listed above. We have not found any gold as of today, and there is no assurance that we will find any gold in the future.

Compliance with Government Regulation

Various levels of governmental controls and regulations address, among other things, the environmental impact of mineral exploration operations and establish requirements for decommissioning of mineral exploration properties after operations have ceased. With respect to the regulation of mineral exploration, legislation and regulations in various jurisdictions establish performance standards, air and water quality emission standards and other design or operational requirements for various aspects of the operations, including health and safety standards. Legislation and regulations also establish requirements for decommissioning, reclamation and rehabilitation of mineral exploration properties following the cessation of operations and may require that some former mineral properties be managed for long periods of time after exploration activities have ceased.

Our exploration activities are subject to various levels of federal and state laws and regulations relating to protection of the environment, including requirements for closure and reclamation of mineral exploration properties. Some of the laws and regulations include the Clean Air Act, the Clean Water Act, the Comprehensive Environmental Response, Compensation and Liability Act, the Emergency Planning and Community Right-to-Know Act, the Endangered Species Act, the Federal Land Policy and Management Act, the National Environmental Policy Act, the Resource Conservation and Recovery Act, and related state laws in Nevada, Arizona, California and North Dakota. Additionally, much of our property is subject to the federal General Mining Law of 1872, which regulates how mining claims on federal lands are obtained and maintained.

In 1989, the State of Nevada, where we intend to focus our mineral exploration efforts, adopted the Mined Land Reclamation Act (the “Nevada MLR Act”), which established design, operation, monitoring and closure requirements for all mining operations in the state. The Nevada MLR Act has increased the cost of designing, operating, monitoring and closing new mining facilities and could affect the cost of operating, monitoring and closing existing mining facilities. New facilities are also required to provide a reclamation plan and financial assurance to ensure that the reclamation plan is implemented upon completion of operations. The Nevada MLR Act also requires reclamation plans and permits for exploration projects that will result in more than five acres of surface disturbance.

We plan to apply for drilling permits to conduct our exploration programs as required by law. These permits are usually obtained from either the Nevada Division of Environmental Protection Bureau of Mining Regulation and Reclamation (“NDEP”) or the United States Forest Service. Obtaining such permits usually requires the posting of bonds for subsequent remediation of disturbances caused by trenching, drilling and bulk-sampling. Delays in the granting of permits or permit amendments are not uncommon, and any delays in the granting of permits may adversely affect our exploration activities. Additionally, necessary permits or permit amendments may be denied, in which case we will be unable to pursue our exploration activities. It may be possible to appeal any denials of permits, but any such appeal will result in additional delays and expense.

We do not anticipate discharging water into active streams, creeks, rivers, lakes or any other bodies of water without an appropriate permit. We also do not anticipate disturbing any endangered species or archaeological sites or causing damage to our property. Re-contouring and re-vegetation of disturbed surface areas will be completed pursuant to the applicable permits. The cost of remediation work varies according to the degree of physical disturbance. It is difficult to estimate the cost of compliance with environmental laws since the full nature and extent of our proposed activities cannot be determined at this time.

Principal Place of Business

Our principal place of business is located at 200 S. Virginia Street, 8th Floor, Reno, Nevada 89501.  We lease office space at a monthly rate of $635 per month pursuant to a 12 month lease entered into on May 1, 2012.  The landlord agreed to waive the rent for the months of May and November 2012.  We feel these facilities are adequate to meet our needs.

ITEM 1A. RISK FACTORS

Investing in our common stock involves a high degree of risk. Prospective investors should carefully consider the risks described below, together with all of the other information included or referred to in this prospectus, before purchasing shares of our common stock. There are numerous and varied risks as set forth below that may prevent us from achieving our goals.  If any of these risks actually occur, our business, financial condition or results of operations may be materially adversely affected.  In such case, the trading price of our common stock could decline and investors could lose all or part of their investment.

Risks Relating to our Business

We have no proven or probable reserves on our properties and we do not know if our properties contain any gold or other minerals that can be mined at a profit.

The properties on which we have the right to explore for gold and other minerals are not known to have any deposits of gold or other minerals which can be mined at a profit (as to which there can be no assurance). Whether a gold or other mineral deposit can be mined at a profit depends upon many factors. Some but not all of these factors include: the particular attributes of the deposit, such as size, grade and proximity to infrastructure; operating costs and capital expenditures required to start mining a deposit; the availability and cost of financing; the price of the gold or other mineral which is highly volatile and cyclical; and government regulations, including regulations relating to prices, taxes, royalties, land use, importing and exporting of minerals and environmental protection. We are also obligated to pay production royalties, including a 1% royalty to Arthur Leger, on certain of our mining activities, which will increase our costs of production and make our ability to operate profitably more difficult. Additionally, Mr. Leger is required to pay to Pershing Royalty Company a 1% royalty on minerals mined and removed from our North Battle Mountain and Red Rock properties, as further described herein. Such royalty payment was determined on the basis of an arm’s length negotiation and may not be reflective of market based terms that would be available had the terms been negotiated with independent third parties.

We are an exploration stage company and have only recently commenced exploration activities on our claims.  We expect to incur operating losses for the foreseeable future.

Our evaluation of our Red Rock and North Battle Mountain properties are primarily based on historical exploration data.  In addition, our exploration programs are in their early stages.  Accordingly, we are not yet in a position to estimate expected amounts of minerals, yields or values or evaluate the likelihood that our business will be successful.  We have not earned any revenues from mining operations.  The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the exploration of the mineral properties that we plan to undertake. These potential problems include, but are not limited to, unanticipated problems relating to exploration, and additional costs and expenses that may exceed current estimates. Prior to completion of our exploration stage, we anticipate that we will incur increased operating expenses without realizing any revenues. We expect to incur significant losses into the foreseeable future.  Our current monthly burn rate is approximately $100,000.  We recognize that if we are unable to generate significant revenues from our claims and properties, we will not be able to earn profits or continue operations. There is no history upon which to base any assumption as to the likelihood that we will prove successful, and it is doubtful that we will generate any operating revenues or ever achieve profitable operations. If we are unsuccessful in addressing these risks, our business will most likely fail.

Exploring for gold and other minerals is inherently speculative, involves substantial expenditures, and is frequently non-productive.

Mineral exploration, and gold exploration in particular, is a business that by its nature is very speculative. There is a strong possibility that we will not discover gold or any other minerals which can be mined or extracted at a profit. Even if we do discover gold or other deposits, the deposit may not be of the quality or size necessary for us or a potential purchaser of the property to make a profit from actually mining it. Few properties that are explored are ultimately developed into producing mines. Unusual or unexpected geological formations, geological formation pressures, fires, flooding, explosions, cave-ins, landslides and the inability to obtain suitable or adequate machinery, equipment or labor are just some of the many risks involved in mineral exploration programs and the subsequent development of gold deposits.

We will need to obtain additional financing to fund our exploration program.

We do not have sufficient capital to fund our exploration program as it is currently planned or to fund the acquisition and exploration of new properties. We estimate that we will require $3,000,000 on our gold exploration expenses through the end of 2013.  We will require additional funding and presently do not have any sources of funding.   We plan on conducting an offering of shares of our Common Stock, as further discussed in this prospectus. Such offering has no minimum offering amount and there is no guarantee we will receive the maximum amount of shares offered in order to fund our operations. We may be unable to secure additional financing on terms acceptable to us, or at all. Our inability to raise additional funds on a timely basis could prevent us from achieving our business objectives and could have a negative impact on our business, financial condition, results of operations and the value of our securities. If we raise additional funds by issuing additional equity or convertible debt securities, the ownership of existing stockholders may be diluted and the securities that we may issue in the future may have rights, preferences or privileges senior to those of the current holders of our common stock. Such securities may also be issued at a discount to the market price of our common stock, resulting in possible further dilution to the book value per share of common stock. If we raise additional funds by issuing debt, we could be subject to debt covenants that could place limitations on our operations and financial flexibility.

The mining industry is capital intensive and we may be unable to raise necessary funding.

We will not have sufficient capital to fund our exploration program as it is currently planned or to fund the acquisition and exploration of new properties through 2013 and will need to raise additional funds.  We estimate that we will require approximately $3,000,000 to operate through the end of 2013.  These expenses include approximately $2,000,000 for our gold exploration expenses, approximately $92,000 for property maintenance costs, and approximately $900,000 for general operating costs and the costs of being a public company.  We may be unable to secure additional financing on terms acceptable to us, or at all. Our inability to raise additional funds on a timely basis could prevent us from achieving our business objectives and could have a negative impact on our business, financial condition, results of operations and the value of our securities. If we raise additional funds by issuing additional equity or convertible debt securities, the ownership of existing stockholders may be diluted and the securities that we may issue in the future may have rights, preferences or privileges senior to those of the current holders of our common stock. Such securities may also be issued at a discount to the market price of our common stock, resulting in possible further dilution to the market or book value per share of common stock. If we raise additional funds by issuing debt, we could be subject to debt covenants that could place limitations on our operations and financial flexibility and we may need to pledge our assets as collateral.

Our management may have conflicts of interest and only devote a portion of their business time to us which could materially and adversely affect us and our business.

Our President, Chief Executive Officer and Chief Financial Officer, David Rector, along with Mr. Leger, were the original members of Arttor Gold, prior to its sale to Pershing. Additionally, Mr. Leger is the owner and lessor of the Red Rock and North Battle Mountain properties, which are leased to Arttor Gold, as further described herein. Consequently, it is possible that a conflict of interest may arise with respect to these properties.

Situations may arise where members of our management are presented with business opportunities which may be desirable not only for us, but also for the other companies with which they are affiliated.  You should carefully consider these potential conflicts of interest before deciding whether to invest in our securities.   We have not adopted any policies or procedures for the review and approval of any transactions that cause a conflict of interest.

Certain of our significant shareholders on which we have relied to finance our business and operations are also significant shareholders of Pershing.  As a result our significant shareholders may be unwilling or unable to provide us with additional capital.

We are a junior exploration company with no operating mining activities and we may never have any mining activities in the future.

Our business is exploring for gold and, to a lesser extent, other minerals. In the unlikely event that we discover commercially exploitable gold or other deposits, we will not be able to make any money from mining activities unless the gold or other deposits are actually mined, or we sell our interest. Accordingly, we will need to seek additional capital through debt or equity financing, find some other entity to mine our properties or operate our facilities on our behalf, enter into joint venture or other arrangements with a third party, or sell or lease our rights to mine to third parties. Mine development projects typically require a number of years and significant expenditures during the development phase before production is possible. Such projects could experience unexpected problems and delays during development, construction and mine start-up.  Mining operations in the United States are subject to many different federal, state and local laws and regulations, including stringent environmental, health and safety laws. In the unlikely event we assume any operational responsibility for mining on our properties, it is possible that we will be unable to comply with current or future laws and regulations, which can change at any time. It is possible that changes to these laws will be adverse to any potential mining operations. Moreover, compliance with such laws may cause substantial delays and require capital outlays in excess of those anticipated, adversely affecting any potential mining operations. Our future mining operations, if any, may also be subject to liability for pollution or other environmental damage. It is possible that we will choose to not be insured against this risk because of high insurance costs or other reasons.

Our independent auditor has described doubts as to whether we will continue as a going concern.

As described in Note 1 of our audited financial statements for the period from inception to December 31, 2012 (which are incorporated by reference in this prospectus), our ability to obtain additional financing, the successful development of our contemplated plan of operations and our ability to establish profitability create substantial doubt as to our ability to continue as a going concern and there continues to be substantial doubt as of the date hereof of our ability to continue as a going concern.  Future issuances of our equity and/or debt securities will be required in order for us to continue to finance our operations and we expect to incur additional losses for the foreseeable future.  We have not generated revenues to meet our operating expenses.

We have a short operating history, have only lost money and may never achieve any meaningful revenue.

 Our operating history consists of starting our preliminary exploration activities through the activities that were conducted prior to our acquisition of the exploration rights from Pershing. We have no income-producing activities from mining or exploration.  We have already lost money because of the costs we have incurred in acquiring the rights to explore on our property and starting our preliminary exploration activities.  Exploring for gold and other minerals or resources is an inherently speculative activity. There is a strong possibility that we will not find any commercially exploitable gold or other deposits on our property. Because we are an exploration company, we may never achieve any meaningful revenue.

We must make annual lease payments, royalty payments and claim maintenance payments or we will lose our rights to our property.

 We are required under the terms of our property interests to make annual lease payments and royalty payments. We are also required to make annual claim maintenance payments to U.S. Bureau of Land Management (“BLM”) and to the county in which our property is located in order to maintain our rights to explore and, if warranted, to develop our property. If we fail to meet these obligations, we will lose the right to explore on our property. See “Description of our Business”

Our business is subject to extensive environmental regulations which may make exploring or mining prohibitively expensive, and which may change at any time.

All of our operations are subject to extensive environmental regulations which can make exploration expensive or prohibit it altogether. We may be subject to potential liabilities associated with the pollution of the environment and the disposal of waste products that may occur as the result of exploring and other related activities on our properties. We may have to pay to remedy environmental pollution, which may reduce the amount of money that we have available to use for exploration, and adversely affect our financial position. If we are unable to fully remedy an environmental problem, we might be required to suspend operations or to enter into interim compliance measures pending the completion of the required remedy. If a decision is made to mine our properties and we retain any operational responsibility for doing so, our potential exposure for remediation may be significant, and this may have a material adverse effect upon our business and financial position. We have not purchased insurance for potential environmental risks (including potential liability for pollution or other hazards associated with the disposal of waste products from our exploration activities) because we currently have no intention of mining our property. However, if we change our business plan to include the mining of our property and assuming that we retain operational responsibility for mining, then such insurance may not be available to us on reasonable terms or at a reasonable price. All of our exploration and, if warranted, development activities may be subject to regulation under one or more local, state and federal environmental impact analyses and public review processes. It is possible that future changes in applicable laws, regulations and permits or changes in their enforcement or regulatory interpretation could have significant impact on some portion of our business, which may require our business to be economically re-evaluated from time to time. These risks include, but are not limited to, the risk that regulatory authorities may increase bonding requirements beyond our financial capability. Inasmuch as posting of bonding in accordance with regulatory determinations is a condition to the right to operate under all material operating permits, increases in bonding requirements could prevent operations even if we are in full compliance with all substantive environmental laws.  We have been required to post substantial bonds under various laws relating to mining and the environment and may in the future be required to post further bonds to pursue additional activities. For example, we have provided the BLM and the Nevada Division of Environmental Protection Bureau of Mining Regulation and Reclamation additional financial assurance (reclamation bonds) to guarantee reclamation of any new surface disturbance required for drill roads and drill sites.  To date, we have posted all bonds and all such bonds are current.  We currently plan on posting any additional bonds as may be required from us from time to time.

We may be denied the government licenses and permits which we need to explore on our property. In the event that we discover commercially exploitable deposits, we may be denied the additional government licenses and permits which we will need to mine on our property.

Exploration activities usually require the granting of permits from various governmental agencies. For example, exploration drilling on unpatented mining claims requires a permit to be obtained from the BLM, which may take several months or longer to grant the requested permit. Depending on the size, location and scope of the exploration program, additional permits may also be required before exploration activities can be undertaken. Prehistoric or Indian grave yards, threatened or endangered species, archeological sites or the possibility thereof, difficult access, excessive dust and important nearby water resources may all result in the need for additional permits before exploration activities can commence. As with all permitting processes, there is the risk that unexpected delays and excessive costs may be experienced in obtaining required permits. The needed permits may not be granted at all. Delays in or our inability to obtain necessary permits will result in unanticipated costs, which may result in serious adverse effects upon our business.

The value of our property is subject to volatility in the price of gold and any other deposits we may seek or locate.

Our ability to obtain additional and continuing funding, and our profitability in the unlikely event we ever commence mining operations or sell our rights to mine, will be significantly affected by changes in the market price of gold and other mineral deposits. Gold and other minerals’ prices fluctuate widely and are affected by numerous factors, all of which are beyond our control. The price of gold may be influenced by:

•	fluctuation in the supply of, demand and market price for gold;
•	mining activities of our competitors;
•	sale or purchase of gold by central banks and for investment purposes by individuals and financial institutions;
•	interest rates;
•	currency exchange rates;
•	inflation or deflation;
•	fluctuation in the value of the United States dollar and other currencies;
•	global and regional supply and demand, including investment, industrial and jewelry demand; and
•	political and economic conditions of major gold or other mineral-producing countries.

 The price of gold and other minerals have fluctuated widely in recent years, and a decline in the price of gold or other minerals could cause a significant decrease in the value of our property, limit our ability to raise money, and render continued exploration and development of our property impracticable. If that happens, then we could lose our rights to our property or be compelled to sell some or all of these rights. Additionally, the future development of our mining properties beyond the exploration stage is heavily dependent upon the level of gold prices remaining sufficiently high to make the development of our property economically viable.

Our property title may be challenged. We are not insured against any challenges, impairments or defects to our mining claims or title to our other properties. We have not verified title to our North Battle Mountain or Red Rock properties.

Our property is comprised primarily of unpatented lode mining claims and millsites located and maintained in accordance with the federal General Mining Law of 1872.  Unpatented lode mining claims and millsites are unique U.S. property interests and are generally considered to be subject to greater title risk than other real property interests because the validity of unpatented mining claims and millsites is often uncertain. This uncertainty arises, in part, out of the complex federal and state laws and regulations with which the owner of an unpatented mining claim or millsite must comply in order to locate and maintain a valid claim.  We have not conducted a title search on our Red Rock Mineral Prospect or North Battle Mountain Mineral Prospect.  Until title opinions are obtained and until the claims are surveyed, the ownership and validity of the claims and the precise location of the boundaries of the claims may be in doubt and our claims subject to challenge. If we discover mineralization that is close to the claim boundaries, it is possible that some or all of the mineralization may occur outside the boundaries. In such a case we would not have the right to extract those minerals.  The uncertainty resulting from not having a title search or having the claims surveyed on our properties leaves us exposed to potential title defects.  Defending any challenges to our property title would be costly, and may divert funds that could otherwise be used for exploration activities and other purposes. In addition, unpatented lode mining claims and millsites are always subject to possible challenges by third parties or contests by the federal government, which, if successful, may prevent us from exploiting our discovery of commercially extractable gold. Challenges to our title may increase our costs of operation or limit our ability to explore on certain portions of our property. We are not insured against challenges, impairments or defects to our property title.

Possible amendments to the General Mining Law could make it more difficult or impossible for us to execute our business plan.

In recent years, the U.S. Congress has considered a number of proposed amendments to the General Mining Law, as well as legislation that would make comprehensive changes to the law. Although no such legislation has been adopted to date, there can be no assurance that such legislation will not be adopted in the future. If adopted, such legislation could, among other things, (i) adopt the limitation on the number of millsites that a claimant may locate, discussed below, (ii) impose time limits on the effectiveness of plans of operation that may not coincide with mine life, (iii) impose more stringent environmental compliance and reclamation requirements on activities on unpatented mining claims and millsites, (iv) establish a mechanism that would allow states, localities and Native American tribes to petition for the withdrawal of identified tracts of federal land from the operation of the General Mining Law, (v) allow for administrative determinations that mining would not be allowed in situations where undue degradation of the federal lands in question could not be prevented, and (vi) impose royalties on gold and other mineral production from unpatented mining claims or impose fees on production from patented mining claims. Further, it could have an adverse impact on earnings from our operations, could reduce estimates of any reserves we may establish and could curtail our future exploration and development activity on our unpatented claims.

Our ability to conduct exploration, development, mining and related activities may also be impacted by administrative actions taken by federal agencies. With respect to unpatented millsites, for example, the ability to use millsites and their validity has been subject to greater uncertainty since 1997. In November of 1997, the Secretary of the Interior (appointed by President Clinton) approved a Solicitor's Opinion which concluded that the General Mining Law imposed a limitation that only a single five-acre millsite may be claimed or used in connection with each associated and valid unpatented or patented lode mining claim. Subsequently, however, on October 7, 2003, the new Secretary of the Interior (appointed by President Bush) approved an Opinion by the Deputy Solicitor which concluded that the mining laws do not impose a limitation that only a single five-acre millsite may be claimed in connection with each associated unpatented or patented lode mining claim. Current federal regulations do not include the millsite limitation. There can be no assurance, however, that the Department of the Interior will not seek to re-impose the millsite limitation at some point in the future.

In addition, a consortium of environmental groups has filed a lawsuit in the United District Court for the District of Columbia against the Department of the Interior, the Department of Agriculture, the Bureau of Land Management, and the United States Forest Service, asking the court to order the Bureau of Land Management and the United States Forest Service to adopt the five-acre millsite limitation. That lawsuit also asks the court to order the Bureau of Land Management and the United States Forest Service to require mining claimants to pay fair market value for their use of the surface of federal lands where those claimants have not demonstrated the validity of their unpatented mining claims and millsites. If the plaintiffs in that lawsuit were to prevail, that could have an adverse impact on our ability to use our unpatented millsites for facilities ancillary to our exploration, development and mining activities, and could significantly increase the cost of using federal lands at our properties for such ancillary facilities.

Market forces or unforeseen developments may prevent us from obtaining the supplies and equipment necessary to explore for gold and other minerals.

Gold exploration, and mineral exploration in general, is a very competitive business. Competitive demands for contractors and unforeseen shortages of supplies and/or equipment could result in the disruption of our planned exploration activities. Current demand for exploration drilling services, equipment and supplies is robust and could result in suitable equipment and skilled manpower being unavailable at scheduled times for our exploration program. Fuel prices are extremely volatile as well. We will attempt to locate suitable equipment, materials, manpower and fuel if sufficient funds are available. If we cannot find the equipment and supplies needed for our various exploration programs, we may have to suspend some or all of them until equipment, supplies, funds and/or skilled manpower become available. Any such disruption in our activities may adversely affect our exploration activities and financial condition.

We may not be able to maintain the infrastructure necessary to conduct exploration activities.

Our exploration activities depend upon adequate infrastructure. Reliable roads, bridges, power sources, BLM approval of drill sites and water supply are important factors which affect capital and operating costs. Unusual or infrequent weather phenomena, sabotage, government or other interference in the maintenance or provision of such infrastructure could adversely affect our exploration activities and financial condition.

Our exploration activities may be adversely affected by the local climate, which prevents us from exploring our property year-round.

The local climate makes it impossible for us to conduct exploration activities on our properties year-round. Earthquakes, heavy rains, snowstorms, and floods could result in serious damage to or the destruction of facilities, equipment or means of access to our property, or may otherwise prevent us from conducting exploration activities on our property.  Because of their rural location and the lack of developed infrastructure in the area, our gold properties in Nevada are generally impassible during the muddy season, which lasts roughly from December through May. During this time, it may be difficult or impossible for us to access our property, make repairs, or otherwise conduct exploration activities on them.

Risks Relating to our Organization and our Common Stock

Pershing and our management will be able to exert significant influence over us to the detriment of minority stockholders.

Pershing currently owns approximately 28.5% (22,000,000 shares) of our outstanding Common Stock.  Our officers and directors own an additional 16.2%(12,500,000) of shares on a fully diluted and fully vested basis.  A single shareholder and his related entities own 5,000,000 shares (100%) of the Series A Preferred Stock which are convertible into 5,000,000 shares of our Common Stock (6.1% on a converted basis).   These shareholders, if they act together, hold 48.1% of our outstanding voting power on a fully diluted basis and will be able to exert significant influence on our management and affairs and all matters requiring stockholder approval, including significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change of control and could affect the market price of our common stock.

As a result of their ownership and positions, Pershing, our directors and executive officers collectively are able to influence all matters requiring shareholder approval, including the following matters:

·	election of our directors;
·	amendment to our certificate of incorporation or bylaws; and
·	effecting or preventing a merger, sale of assets or other corporate transaction.

 In addition, their stock ownership may discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of the Company, which in turn could reduce our stock price or prevent our shareholders from realizing a premium over our stock price.

Difficulties we may encounter managing our growth could adversely affect our results of operations.

If we experience a period of rapid and substantial growth, and if such growth continues, we will continue to place a strain on our limited administrative infrastructure. As our business needs expand, we may need to hire a significant number of employees. This expansion could place a significant strain on our managerial and financial resources. To manage the possible growth of our operations and personnel, we will be required to:

·	improve existing, and implement new, operational, financial and management controls, reporting systems and procedures;

·	install enhanced management information systems; and
·	train, motivate and manage our employees.

 We may not be able to install adequate management information and control systems in an efficient and timely manner, and our current or planned personnel, systems, procedures and controls may not be adequate to support our future operations. If we are unable to manage growth effectively, our business would be seriously harmed.

If we lose key personnel or are unable to attract and retain additional qualified personnel we may not be able to successfully manage our business and achieve our objectives.

We believe our future success will depend upon our ability to retain our key management, including Arthur Leger, our Chief Executive Officer, President, Chief Financial Officer, Treasurer and Secretary and a director, Oliver-Barret Lindsay, a director, and David Rector, a director.  We may not be successful in attracting, assimilating and retaining our employees in the future.

Our future success and our ability to expand our operations will also depend in large part on our ability to attract and retain additional qualified engineers, mining and exploration personnel, and safety and environmental personnel and senior management and financial personnel. Competition for these types of employees is intense due to the high demand for them, particularly in Nevada, where our headquarters and operations are located. We have in the past experienced difficulty in recruiting qualified personnel. Failure to attract, assimilate and retain personnel,  would have a material adverse effect on our business and potential growth.

We are subject to the information and reporting requirements of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), and other federal securities laws, including compliance with the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”).

 The costs of preparing and filing annual and quarterly reports and other information with the Securities and Exchange  Commission and furnishing audited reports to stockholders will cause our expenses to be higher than they would have been if we were privately held.  We anticipate incurring costs relating to being a public company of $500,000 for the year ended December 31, 2013.

 It may be time consuming, difficult and costly for us to develop, implement and maintain the internal controls and reporting procedures required by the Sarbanes-Oxley Act. We may need to hire additional financial reporting, internal controls and other finance personnel in order to develop and implement appropriate internal controls and reporting procedures

If we fail to establish and maintain an effective system of internal control, we may not be able to report our financial results accurately or to prevent fraud.  Any inability to report and file our financial results accurately and timely could harm our reputation and adversely impact the trading price of our Common Stock.

Effective internal control is necessary for us to provide reliable financial reports and prevent fraud.  If we cannot provide reliable financial reports or prevent fraud, we may not be able to manage our business as effectively as we would if an effective control environment existed, and our business and reputation with investors may be harmed.  As a result, our small size and any current internal control deficiencies may adversely affect our financial condition, results of operation and access to capital.  We have not performed an in-depth analysis to determine if historical un-discovered failures of internal controls exist, and may in the future discover areas of our internal control that need improvement.

Our management’s relative lack of public company experience could put us at greater risk of incurring fines or regulatory actions for failure to comply with federal securities laws and could put us at a competitive disadvantage.

Mr. Leger, our sole officer and a director, has no experience in managing and operating a public company.  Any failure to comply or adequately comply with federal securities laws, rules or regulations could subject us to fines or regulatory actions, which may materially adversely affect our business, prospects, results of operations and financial condition.  Further, our other directors have minimal public company experience so we may have to spend more time and money to comply with legally mandated corporate governance policies than our competitors whose management teams have public company experience.

Public company compliance may make it more difficult to attract and retain officers and directors.

The Sarbanes-Oxley Act and new rules subsequently implemented by the SEC have required changes in corporate governance practices of public companies.  As a public company, we expect these new rules and regulations to increase our compliance costs in 2012 and beyond and to make certain activities more time consuming and costly.  As a public company, we also expect that these new rules and regulations may make it more difficult and expensive for us to obtain director and officer liability insurance in the future and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage.  As a result, it may be more difficult for us to attract and retain qualified persons to serve on our board of directors or as executive officers.

Because we became public with a reverse merger, we may not be able to attract the attention of major brokerage firms and we may not be able to satisfy the listing requirements of a national securities exchange.

There may be risks associated with Red Battle becoming public through a “reverse merger.”  Securities analysts of major brokerage firms may not provide coverage of us since there is no incentive to brokerage firms to recommend the purchase of our common stock.  No assurance can be given that brokerage firms will, in the future, want to conduct any secondary offerings on behalf of our post-merger company.  Under newly-adopted rules companies who have gone public through a reverse merger will have additional requirements prior to acceptance for trading on a national securities exchange, such as the NYSE/ NYSE MKT LLC or NASDAQ.  It is unlikely that we will satisfy the listing requirements of any national securities exchange until it has filed at least four annual reports following the merger.  As a result, we will likely not be capable of satisfying the requirements of any major securities exchange within the United States.

Our stock price may be volatile.

The stock market in general, and the stock prices of resource and mining-based  companies in particular, have experienced volatility that often has been unrelated to the operating performance of any specific public company.  The market price of our common stock is likely to be highly volatile and could fluctuate widely in price in response to various factors, many of which are beyond our control, including the following:

·	changes in our industry;
·	competitive pricing pressures and the fluctuating price of gold and other commodities;
·	our ability to obtain working capital financing;
·	additions or departures of key personnel;

·	limited "public float" in the hands of a small number of persons whose sales or lack of sales could result in positive or negative pricing pressure on the market price for our common stock;
·	sales of our common stock (particularly following effectiveness of any resale registration statements or expiration of lockup agreements);
·	our ability to execute our business plan;
·	operating results that fall below expectations;
·	loss of any strategic relationship;
·	regulatory developments;
·	economic and other external factors;
·	period-to-period fluctuations in our financial results; and
·	inability to develop or acquire new or needed technology.

In addition, the securities markets have from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of our common stock.

We have not paid dividends in the past and do not expect to pay dividends in the future.  Any return on investment may be limited to the value of our common stock.

We have never paid cash dividends on our common stock and do not anticipate doing so in the foreseeable future.  The payment of dividends on our common stock will depend on earnings, financial condition and other business and economic factors affecting us at such time as our board of directors may consider relevant.  If we do not pay dividends, our common stock may be less valuable because a return on investment will only occur if our stock price appreciates.

There is currently a very limited trading market for our common stock and we cannot ensure that one will ever develop or be sustained.

 Our shares of common stock are very thinly traded, only a small percentage of our common stock is available to be traded and is held by a small number of holders and the price, if traded, may not reflect our actual or perceived value. There can be no assurance that there will be an active market for our shares of common stock either now or in the future. The market liquidity will be dependent on the perception of our operating business, among other things. We will take certain steps including utilizing investor awareness campaigns, press releases, road shows and conferences to increase awareness of our business and any steps that we might take to bring us to the awareness of investors may require we compensate consultants with cash and/or stock. There can be no assurance that there will be any awareness generated or the results of any efforts will result in any impact on our trading volume. Consequently, investors may not be able to liquidate their investment or liquidate it at a price that reflects the value of the business and trading may be at an inflated price relative to the performance of our company due to, among other things, availability of sellers of our shares. If a market should develop, the price may be highly volatile. Because there may be a low price for our shares of common stock, many brokerage firms or clearing firms may not be willing to effect transactions in the securities or accept our shares for deposit in an account. Even if an investor finds a broker willing to effect a transaction in the shares of our common stock, the combination of brokerage commissions, transfer fees, taxes, if any, and any other selling costs may exceed the selling price. Further, many lending institutions will not permit the use of low priced shares of common stock as collateral for any loans.

            We anticipate having our common stock continue to be quoted for trading on the OTC Bulletin Board; however, we cannot be sure that such quotations will continue. As soon as is practicable, we anticipate applying for listing of our common stock on either the NYSE MKT LLC, the NASDAQ Stock Market or other national securities exchange, assuming that we can satisfy the initial listing standards for such exchange. We currently do not satisfy the initial listing standards, and cannot ensure that we will be able to satisfy such listing standards or that our common stock will be accepted for listing on any such exchange. Should we fail to satisfy the initial listing standards of such exchanges, or our common stock is otherwise rejected for listing and remain listed on the OTC Bulletin Board or suspended from the OTC Bulletin Board, the trading price of our common stock could suffer and the trading market for our common stock may be less liquid and our common stock price may be subject to increased volatility.

Our common stock is deemed a “penny stock,” which would make it more difficult for our investors to sell their shares.

            Our common stock is subject to the “penny stock” rules adopted under Section 15(g) of the Exchange Act. The penny stock rules generally apply to companies whose common stock is not listed on the NASDAQ Stock Market or other national securities exchange and trades at less than $4.00 per share, other than companies that have had average revenue of at least $6,000,000 for the last three years or that have tangible net worth of at least $5,000,000 ($2,000,000 if the company has been operating for three or more years). These rules require, among other things, that brokers who trade penny stock to persons other than “established customers” complete certain documentation, make suitability inquiries of investors and provide investors with certain information concerning trading in the security, including a risk disclosure document and quote information under certain circumstances. Many brokers have decided not to trade penny stocks because of the requirements of the penny stock rules and, as a result, the number of broker-dealers willing to act as market makers in such securities is limited. If we remain subject to the penny stock rules for any significant period, it could have an adverse effect on the market, if any, for our securities. If our securities are subject to the penny stock rules, investors will find it more difficult to dispose of our securities.

Offers or availability for sale of a substantial number of shares of our common stock may cause the price of our common stock to decline.

If our stockholders sell substantial amounts of our common stock in the public market upon the expiration of any statutory holding period, under Rule 144, expiration of any lock-up agreements, or issued upon the exercise of outstanding options or warrants, it could create a circumstance commonly referred to as an “overhang” and in anticipation of which the market price of our common stock could fall.  The existence of an overhang, whether or not sales have occurred or are occurring, also could make more difficult our ability to raise additional financing through the sale of equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate.

Exercise of options, warrants or preferred stock may have a dilutive effect on our common stock.

If the price per share of our common stock at the time of exercise of any warrants, options or conversion of our outstanding preferred stock or any other convertible securities is in excess of the various exercise or conversion prices of such convertible securities, exercise or conversion of such convertible securities would have a dilutive effect on our common stock.  Further, any additional financing that we secure may require the granting of rights, preferences or privileges senior to those of our common stock and which result in additional dilution of the existing ownership interests of our common stockholders.

Investor relations activities, nominal “float” and supply and demand (limited supply) factors may affect the price of our common stock.

We expect to utilize various techniques such as non-deal road shows and investor relations campaigns in order to create investor awareness for our company.  We have engaged DRC Partners LLC and Interactive Investors Inc. as investor relations consultants.  We have established a budget of $3,000,000 (which may be in stock, cash or a combination thereof) for investor relations campaigns and related activities. Additionally, we have issued Interactive Investors, Inc., 1,000,000 shares of our Common Stock in consideration for providing investor relations services and 100,000 shares of Common Stock to DRC Partners LLC in consideration for providing investor relations services. These campaigns may include personal, video and telephone conferences with investors and prospective investors in which our business is described, as well as newsletters, emails, mailings and/or video or print distributions that describe our business.  We may provide compensation to investor relations firms and pay for newsletters, websites, mailings and email campaigns that are produced by third-parties based upon publicly-available information concerning us.  We will not be responsible for the content of analyst reports and other writings and communications by investor relations firms not authored by us or from publicly available information.  We do not intend to review or approve the content of such analysts’ reports or other materials based upon analysts’ own research or methods.  Investor relations firms should generally disclose when they are compensated for their efforts, but whether such disclosure is made or complete is not under our control.  Our investors may be willing, from time to time, to encourage investor awareness through similar activities.  Investor awareness activities may also be suspended or discontinued which may impact the trading market of our common stock.

  The SEC and FINRA enforce various statutes and regulations intended to prevent manipulative or deceptive devices in connection with the purchase or sale of any security and carefully scrutinize trading patterns and company news and other communications for false or misleading information, particularly in cases where the hallmarks of “pump and dump” activities may exist, such as rapid share price increases or decreases.  We and our shareholders may be subjected to enhanced regulatory scrutiny due to the small number of holders who initially will own the registered shares of our common stock publicly available for resale, and the limited trading markets in which such shares may be offered or sold which have often been associated with improper activities concerning penny-stocks, such as the OTC Bulletin Board or the OTCQB Marketplace (Pink OTC) or pink sheets.  Until such time as the restricted shares of the Company are registered or available for resale under Rule 144, there will continue to be a small percentage of shares held by a small number of investors, many of whom acquired such shares in privately negotiated purchase and sale transactions at prices that may be significantly lower than the current market price, that will constitute the entire available trading market.  The Supreme Court has stated that manipulative action is a term of art connoting intentional or willful conduct designed to deceive or defraud investors by controlling or artificially affecting the price of securities.  Often times, manipulation is associated by regulators with forces that upset the supply and demand factors that would normally determine trading prices.  A small percentage of our outstanding common stock will initially be available for trading, held by a small number of individuals or entities.  Accordingly, the supply of common stock for sale will be extremely limited for an indeterminate amount of time, which could result in higher bids, asks or sales prices than would otherwise exist.  Securities regulators have often cited thinly-traded markets, small numbers of holders, and awareness campaigns as components of their claims of price manipulation and other violations of law when combined with manipulative trading, such as wash sales, matched orders or other manipulative trading timed to coincide with false or touting press releases.  There can be no assurance that our or third-parties’ activities, or the small number of potential sellers or small percentage of stock in the “float,” or determinations by purchasers or holders as to when or under what circumstances or at what prices they may be willing to buy or sell stock, will not artificially impact (or would be claimed by regulators to have affected) the normal supply and demand factors that determine the price of stock.  Our market price should not be relied upon as a valid indicator of our value until such time as a sustained and established market has been established for our common stock.

The price disparities between the price of our common stock and the price of the common stock of Pershing may cause trading in our common stock which could impact our stock price.

Pershing currently owns 22,000,000 shares of our common stock. As a result of the price disparities that may arise from time to time between the price of our common stock and the price of the common stock of Pershing, we believe that, from time to time, investors may seek to participate in transactions based upon these pricing disparities and buy, sell, short or hedge shares of our common stock or shares of common stock of Pershing. Such transactions should not be viewed as indicative of the success of our business or of our future prospects.

Our certificate of incorporation allows for our board to create new series of preferred stock without further approval by our stockholders, which could adversely affect the rights of the holders of our common stock.

Our board of directors has the authority to fix and determine the relative rights and preferences of preferred stock. Our board of directors also has the authority to issue preferred stock without further stockholder approval. As a result, our board of directors could authorize the issuance of a series of preferred stock that would grant to holders the preferred right to our assets upon liquidation, the right to receive dividend payments before dividends are distributed to the holders of common stock and the right to the redemption of the shares, together with a premium, prior to the redemption of our common stock. In addition, our board of directors could authorize the issuance of a series of preferred stock that has greater voting power than our common stock or that is convertible into our common stock, which could decrease the relative voting power of our common stock or result in dilution to our existing stockholders.

ITEM 1B. UNRESOLVED STAFF COMMENTS

N/A

ITEM 3. LEGAL PROCEEDINGS

We are not involved in any pending legal proceeding or litigations and, to the best of our knowledge, no governmental authority is contemplating any proceeding to which we are a party or to which any of our properties is subject, which would reasonably be likely to have a material adverse effect on the Company.

ITEM 4. MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is quoted under the symbol “VGLD.” on the over the counter bulletin board and no active market for our shares developed prior to November 25, 2011. The following table sets forth the high and low bid prices for the periods indicated as reported on the OTC Bulletin Board. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

2013	High	Low
January 1, 2013 to March 31, 2013*	$0.73	$0.34
*through March 25, 2013

Year Ended December 31, 2012	High	Low
October 1, 2012 to December 31, 2012	$1.50	$0.55
July 1, 2012 to September 30, 2012	$1.25	$0.50
April 1, 2012 to June 30, 2012	$1.25	$0.05
January 1, 2012 to March 31, 2012	$0.05	$0.05

Year Ended December 31, 2011	High	Low
Period from November 25, 2011 to December 31, 2011	$0.05	$0.02

Holders

On March 25, 2013, the closing price of our common stock as reported on the Over-the-Counter Bulletin Board was $0.42 per share. On March 25, 2013, we had approximately 28 holders of record of common stock.  As of March 25, 2013, 77,112,502 shares of our common stock were issued and outstanding and 5,000,000 shares of preferred stock were issued and outstanding.

Securities Authorized for Issuance under Equity Compensation Plans

In October 2012, the Board approved the Company's 2012 Equity Incentive Plan, which reserves 7,000,000 shares of common stock for issuance thereunder in the form of qualified incentive stock options, non-qualified stock options and restricted stock grants, issuable to the Company's officers, directors, employees and consultants. In October 2012, the holders of a majority of the Company’s outstanding capital stock approved the 2012 Equity Incentive Plan. Under the 2012 Equity Incentive Plan, we are authorized to issue incentive stock options intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended, non-qualified stock options, restricted stock, stock appreciation rights, performance unit awards and stock bonus awards. The 2012 Equity Incentive Plan will be administered by our board of directors until such time as such authority has been delegated to a committee of the board of directors.

Equity Compensation Plan Information:

Plan Category	Number of securities granted or to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

	(a)	(b)	(c)
Equity compensation plans approved by security holders	3,800,000	0.40	3,200,000
Equity compensation plans not approved by security holders	---	---	---
Total	3,800,000	0.40	3,200,000

(a)  Includes, 300,000 options to purchase shares of Common Stock issued to a consultant of the Company, 3,000,000 shares granted in connection with the appointment of Mr. Rector as the Company’s Chief Executive Officer and 500,000 shares granted in connection with the election of Mr. Davidson to the Company’s Board of Directors.

(b) All outstanding options, vested or unvested, have an exercise price of $0.40.

Dividend Policy

We have not declared nor paid any cash dividend on our Common stock, and we currently intend to retain future earnings, if any, to finance the expansion of our business, and we do not expect to pay any cash dividends in the foreseeable future. The decision whether to pay cash dividends on our Common stock will be made by our board of directors, in their discretion, and will depend on our financial condition, results of operations, capital requirements and other factors that our board of directors considers significant.

Recent Sales of Unregistered Securities

On May 24, 2012, we issued 25,000,000 shares of Common Stock to Pershing in connection with the Merger.  The securities were sold and/or issued only to “accredited investors,” as such term is defined in the Securities Act in a transaction that did not involve any underwriters, underwriting discounts or commissions, or any public offering were not registered under the Securities Act or the securities laws of any state, and were offered and sold in reliance on the exemption from registration afforded by Section 4(2) under the Securities Act and corresponding provisions of state securities laws.

On May 24, 2012 we issued 4,000,000 shares of Common Stock to Mr. Leger, 2,000,000 which shall vest immediately, 1,000,000 which shall vest upon the discovery of 500,000 ounces of gold on our properties and the remaining 1,000,000 shall vest on the discovery of an additional 500,000 ounces of gold on our properties.  We issued 5,000,000 shares of Common Stock to Mr. Rector, 3,000,000 of which shall vest immediately, 1,000,000 which shall vest upon the discovery of 500,000 ounces of gold on our properties and the remaining 1,000,000 shall vest on the discovery of an additional 500,000 ounces of gold on our properties.  We issued 100,000 shares of Common Stock and options to purchase 400,000 shares of Common Stock to Mr. Lindsay.  The shares of Common Stock issued to Mr. Lindsay shall vest immediately and the options shall vest every six months for a two year period commencing May 24, 2012 provided that Mr. Lindsay remains on our board of directors.  The issuance to Mr. Leger was made in part to compensate him for his agreement to cancel shares of Pershing common stock that had been issued to him by Pershing in connection with his services and properties transferred to Pershing.  The issuances to Mr. Rector and Mr. Lindsay were in consideration for their respective services as directors of the Company. The securities were sold and/or issued only to “accredited investors,” as such term is defined in the Securities Act in a transaction that did not involve any underwriters, underwriting discounts or commissions, or any public offering were not registered under the Securities Act or the securities laws of any state, and were offered and sold in reliance on the exemption from registration afforded by Section 4(2) under the Securities Act and corresponding provisions of state securities laws.

On May 24, 2012 we entered into subscription agreements with certain investors whereby we sold an aggregate of 4,500,000 shares of Common Stock a price per share of $0.40 per share and subscription agreements with the GRQ Entities whereby we sold an aggregate of 5,000,000 shares of Series A Preferred Stock at a price per share of $0.40.  We received gross proceeds of $3,800,000 from the sale of the Common Stock and the Series A Preferred Stock.  The securities were sold and/or issued only to “accredited investors,” as such term is defined in the Securities Act in a transaction that did not involve any underwriters, underwriting discounts or commissions, or any public offering were not registered under the Securities Act or the securities laws of any state, and were offered and sold in reliance on the exemption from registration afforded by Section 4(2) and/or Regulation D (Rule 506) under the Securities Act and corresponding provisions of state securities laws.

On May 24, 2012, we issued 100,000 shares of Common Stock to a consultant in consideration for certain consulting services pursuant to a consulting agreement. The securities were sold and/or issued only to “accredited investors,” as such term is defined in the Securities Act in a transaction that did not involve any underwriters, underwriting discounts or commissions, or any public offering were not registered under the Securities Act or the securities laws of any state, and were offered and sold in reliance on the exemption from registration afforded by Section 4(2) under the Securities Act and corresponding provisions of state securities laws.

On May 24, 2012, we issued 1,000,000 shares of Common Stock to a consultant in consideration for certain consulting services pursuant to a consulting agreement.  The securities were sold and/or issued only to “accredited investors,” as such term is defined in the Securities Act in a transaction that did not involve any underwriters, underwriting discounts or commissions, or any public offering were not registered under the Securities Act or the securities laws of any state, and were offered and sold in reliance on the exemption from registration afforded by Section 4(2) under the Securities Act and corresponding provisions of state securities laws.

On June 8, 2012, we sold an aggregate of 1,375,000 shares of Common Stock a per share price of $0.40 pursuant to subscription agreements with certain accredited investors for gross proceeds $550,000.   The securities were sold and/or issued only to “accredited investors,” as such term is defined in the Securities Act in a transaction that did not involve any underwriters, underwriting discounts or commissions, or any public offering were not registered under the Securities Act or the securities laws of any state, and were offered and sold in reliance on the exemption from registration afforded by Section 4(2) and/or Regulation D (Rule 506) under the Securities Act and corresponding provisions of state securities laws.

 On June 20, 2012, we sold an aggregate of 25,000 shares of Common Stock a per share price of $0.40 pursuant to a subscription agreement with an accredited investor for gross proceeds of $10,000.   The securities were sold and/or issued only to “accredited investors,” as such term is defined in the Securities Act in a transaction that did not involve any underwriters, underwriting discounts or commissions, or any public offering were not registered under the Securities Act or the securities laws of any state, and were offered and sold in reliance on the exemption from registration afforded by Section 4(2) and/or Regulation D (Rule 506) under the Securities Act and corresponding provisions of state securities laws.

On July 9, 2012, we sold an aggregate of 187,500 shares of Common Stock a per share price of $0.40 pursuant to a subscription agreement with an accredited investor for gross proceeds of $75,000.  The securities were sold and/or issued only to “accredited investors,” as such term is defined in the Securities Act in a transaction that did not involve any underwriters, underwriting discounts or commissions, or any public offering were not registered under the Securities Act or the securities laws of any state, and were offered and sold in reliance on the exemption from registration afforded by Section 4(2) and/or Regulation D (Rule 506) under the Securities Act and corresponding provisions of state securities laws.

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

On October 29, 2012, the Company sold an aggregate of 1,750,000 units (the “Units”) with gross proceeds to the Company of $700,000. Each Unit was sold for a purchase price of $0.40 per Unit and consisted of: (i) one share of the Company’s common stock and (ii) a five-year warrant to purchase seventy-five (75%) percent of the number of shares of common stock purchased at an exercise price of $0.55 per share, subject to adjustment upon the occurrence of certain events such as stock splits and dividends. The Units were issued to “accredited investors,” as such term is defined in the Securities Act and were offered and sold in reliance on the exemption from registration afforded by Section 4(2) and Regulation D (Rule 506) under the Securities Act and corresponding provisions of state securities laws.

On November 1, 2012, the Company entered into an Asset Purchase Agreement with X-Cal USA, Inc. (“X-Cal”) and Paramount Gold & Silver Corp., X-Cal’s parent company (“Paramount”, and, collectively with X-Cal, the “Seller”) pursuant to which Seller agreed to sell to the Company certain mining claims, including surface rights relating thereto, and all information, data and records with respect to the ownership of such claims, as further described in in the Agreement (collectively, the “Purchased Assets”).  The sale of the Purchased Assets closed on November 2, 2012. In consideration for the Purchased Assets, the Company (i) paid $21,000, (ii) issued 6,000,000 shares of the Company’s common stock, to X-Cal and (iii) assumed certain liabilities related to the Purchased Assets. The shares of Common Stock were issued to “accredited investors,” as such term is defined in the Securities Act and were offered and sold in reliance on the exemption from registration afforded by Section 4(2) and/or Regulation D (Rule 506) under the Securities Act of 1933 and corresponding provisions of state securities laws.

On November 7, 2012, the Company sold an aggregate of 1,275,000 Units with gross proceeds to the Company of $510,000. The Units were issued to “accredited investors,” as such term is defined in the Securities Act and were offered and sold in reliance on the exemption from registration afforded by Section 4(2) and Regulation D (Rule 506) under the Securities Act of 1933 and corresponding provisions of state securities laws.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion and analysis should be read together with our financial statements and the related notes appearing elsewhere in this Report. This discussion contains forward-looking statements reflecting our current expectations that involve risks and uncertainties. See “Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with these statements. Actual results and the timing of events could differ materially from those discussed in our forward-looking statements as a result of many factors, including those set forth under “Risk Factors” and elsewhere in this Report.

Business Overview

On May 24, 2012, we entered into the Merger Agreement pursuant to which Red Battle Corp. became our wholly-owned subsidiary.  Red Battle was incorporated in the state of Delaware on April 30, 2012 and prior to entering into the Merger Agreement, Pershing purchased 1,000 shares of Red Battle’s common stock, constituting 100% of Red Battle’s issued and outstanding common stock, causing Red Battle to become Pershing’s wholly owned subsidiary.   Pershing assigned all of the outstanding membership interests of Arttor Gold and Noble Effort to Red Battle and Red Battle became the owner of all of the outstanding membership interests of each of Arttor Gold and Noble Effort and such companies became wholly owned subsidiaries of Red Battle.

As a result of the Merger Agreement, we acquired Pershing’s subsidiary Red Battle. The Red Battle business and operations primarily consists of junior gold exploration mining claims and related rights held by Arttor Gold and Noble Effort.  Accordingly, we discontinued our prior business and operations and revised our business purpose to pursue the business and operations previously pursued by Pershing through its Arttor Gold and Noble Effort subsidiaries as its sole business.

Arttor Gold, LLC

Arttor Gold, LLC, a Nevada limited liability company, was formed and organized on April 28, 2011. We have the rights to explore on two Carlin-type gold properties located in Lander County, Nevada, known as Red Rock, a property consisting of 355 unpatented lode mining claims and encompassing approximately 7,500 acres, and North Battle Mountain, a property consisting of 72 unpatented lode mining claims and encompassing approximately 1,440 acres.  The exploration rights to these properties are evidenced by leases between Arttor Gold and the Arthur Leger, our VP of Exploration who acquired the rights to these properties from the BLM by staking claims. The leases grant the exclusive right to explore, mine and develop gold, silver, palladium, platinum and other minerals on the properties for a term of ten (10) years and may be renewed in ten (10) year increments.  The terms of the Leases may not exceed ninety-nine (99) years. Arttor Gold may terminate these leases at any time.

Noble Effort Gold, LLC

Noble Effort Gold, LLC, a Nevada corporation, was formed in June 2011 to explore potential acquisitions of natural resources properties suitable for exploration and development. We have the rights to explore certain mining properties located in Lander County which explorations rights are evidenced by leases between Arttor Gold and Centerra (U.S.) Inc. These leases were assigned to Noble Effort Gold, LLC. The leases grant the exclusive right to explore, mine and develop any and all metals, ores and other minerals on the properties which consist of 24 unpatented mining claims, encompassing approximately 480 acres, for a term of ten (10) years and may be renewed in ten (10) year increments. Noble Effort Gold, LLC, as successor in interest to Arttor Gold, may terminate these leases at any time.

Reese River Gold Project

In November 2012, we entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with X-Cal USA, Inc. and Paramount Gold & Silver Corp. (collectively the “Sellers”) pursuant to which we bought from the Sellers certain properties and mining claims in consideration for our issuance to the Sellers of 6 million shares of our common stock, as well as the assumption of certain royalty obligations and our reimbursement to the Sellers of $21,000 of annual maintenance fees with respect to mining claims paid by the Sellers in September 2012. The acquisition included Paramount’s Reese River Gold Project which is an early stage exploration prospect consisting of 148 unpatented lode mining claims totaling 2,960 acres which are situated along the Battle Mountain Mineral trend in Nevada. These claim blocks border the northeast section of our Red Rock property. This acquisition expands the Red Rock district holdings to an aggregate of 527 claims or 10,440 acres.

Our business strategy and plan of operations are described in “Business and Properties – Business Strategy” and “Business and Properties – North Battle Mountain, Red Rock Mineral Prospects and Centerra Gold Prospect”.

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

 Principles of Consolidation

The financial statements of Arttor Gold and Noble Effort are combined because each company is owned by the same parent company.  All significant intercompany accounts and transactions have been eliminated in the combination. The combined financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America.

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

Mineral Property Acquisition and Exploration Costs

Costs of lease, exploration, carrying and retaining unproven mineral lease properties are expensed as incurred. We have chosen to expense all mineral exploration costs as incurred given that it is still in the exploration stage. Exploration costs, which include maintenance, development and exploration of mineral claims, are expensed as incurred.  Once we have identified proven and probable reserves in its investigation of its properties and upon development of a plan for operating a mine, it would enter the development stage and capitalize future costs until production is established. When a property reaches the production stage, the related capitalized costs will be amortized, using the units-of-production method over the estimated life of the probable-proven reserves. When we have capitalized mineral properties, these properties will be periodically assessed for impairment of value and any diminution in value. To date, we have not established the commercial feasibility of any exploration prospects; therefore, all costs are being expensed.

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

Results of Operations

Valor Gold Corp.’s business began on April 28, 2011 and accordingly, we had minimal operations for the prior period. We are an exploration stage company with minimal operations and have generated no revenues for the year ended December 31, 2012.

Operating Expenses

Total operating expenses for the year ended December 31, 2012 and for the period from April 28, 2011 (inception) to December 31, 2011 was $8,302,683 and $1,119,783, respectively. The operating expenses consisted of the following:

	For the year ended December 31, 2012	Period from April 28, 2011 (inception) to December 31, 2011
Exploration cost	$1,413,593	$869,616
Compensation and related taxes	2,258,937	194,735
Consulting fees	1,848,640	1,641
Impairment expense	2,400,000	—
Professional fees	221,518	7,500
General and administrative	159,995	46,291
	$8,302,683	$1,119,783

Operating Expenses

Total operating expenses for the year ended December 31, 2012 as compared to the year ended December 31, 2011, were approximately $8.3 million and $1.1 million, respectively. The overall increase of approximately $7.2 million in operating costs is primarily attributable to an increase in exploration expenses of approximately $0.5 million on our North Battle Mountain and Red Rock properties, increase in compensation and related taxes of approximately $2.1 million primarily related to stock based compensation of approximately $2.1 million, increase in consulting fees of $1.8 million primarily related to stock based consulting expenses of approximately $1.1 million and investor relations expenses of approximately $0.6 million, increase in professional fees of approximately $0.2 million primarily related to accounting and legal services, impairment of mining rights of $2.4 million and increase of approximately $0.1 million in general and administrative expenses primarily for rent and office expenses during the year ended December 31, 2012.

The overall increase in operating expenses is primarily due to having minimal operating expenses during the prior period from April 28, 2011 (inception) to December 31, 2011 as we were in our early stages of our operations as compared to the year ended December 31, 2012.

Other Expense

Total other expense was approximately $11,556 and $0 for the year ended December 31, 2012 and for the period from April 28, 2011 (inception) to December 31, 2011, respectively, and is primarily attributable to interest expense incurred from our note payable to Pershing. In November 2012, we repaid such note payable to Pershing.

Net Loss

As a result of the operating expense and other expense discussed above, we reported a net loss of approximately $8.3 million and $1.1 million for the year ended December 31, 2012 and for the period from April 28, 2011 (inception) to December 31, 2011, respectively.

Liquidity and Capital Resources

At December 31, 2012, our cash and cash equivalents totaled approximately $813,000 compared to $380,000 at December 31, 2011. At December 31, 2012 we have working capital of $1,268,681. During the year ended December 31, 2012, we received proceeds of approximately $5.6 million from the sale of common stock and preferred stock.  These increases were more than offset by approximately $1.4 million in exploration costs, $0.6 million of investor relations and consulting fees, $0.2 million in professional fees, $0.2 million in general and administrative expenses  and a $2 million payment to Pershing in connection with the Merger.  We also repaid the $500,000 note payable to Pershing pursuant to the Merger Agreement in November 2012.

We spent approximately $1.4 million on exploration activities during the year ended December 31, 2012. We will require external funding not only to pursue our exploration program but also to maintain our operations beginning in May 2013. For fiscal year 2013, we plan to spend approximately $3 million on our gold exploration expenses for our North Battle Mountain, Red Rock and Centerra Gold prospect properties and approximately $500,000 on public company expenses. We we will not have sufficient capital to fund our exploration program as it is currently planned or to fund the acquisition and exploration of new properties through 2013 and will need to raise additional funds. The public company expenses include accounting and legal costs. We expect that the legal and accounting costs of becoming a public company will continue to impact our liquidity and we may need to obtain funds to pay those expenses. Those fees will be higher if our business volume and activity increases.

For fiscal year 2013, our primary objective is to raise funds through the sale of our securities. We believe that our exploration program may vary depending on the amount of funds we are able to raise.

We believe we will need to raise approximately $5 million to implement our planned operations and pay for our gold exploration expenses for our North Battle Mountain, Red Rock and Centerra Gold prospect properties, property maintenance costs, working capital and general corporate expenses for the next 12 months. In order to fund our planned operations, we believe we will need to raise approximately $5 million for our operations for more than 12 months.

We will need to raise additional funds, particularly if we are unable to generate positive cash flow as a result of our operations.   We estimate that based on current plans and assumptions, that our available cash is insufficient to satisfy our cash requirements for the next 12 months. We presently have no other alternative source of working capital. We may not have working capital to fund the expansion of our operations and to provide working capital necessary for our ongoing operations and obligations for the next 12 months. We have no revenues and do not expect to have revenues for 2013.  Therefore our future operations will be dependent on our ability to secure additional financing.  Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. We may be unable to secure additional financing on terms acceptable to us, or at all. Our inability to raise additional funds on a timely basis could prevent us from achieving our business objectives and could have a negative impact on our business, financial condition, results of operations and the value of our securities. If we raise additional funds by issuing additional equity or convertible debt securities, the ownership of existing stockholders may be diluted and the securities that we may issue in the future may have rights, preferences or privileges senior to those of the current holders of our common stock. Such securities may also be issued at a discount to the market price of our common stock, resulting in possible further dilution to the market or book value per share of common stock. If we raise additional funds by issuing debt, we could be subject to debt covenants that could place limitations on our operations and financial flexibility and we may need to pledge our assets as collateral. The inability to obtain additional capital may restrict our ability to grow and may reduce our ability to continue to conduct business operations. If we are unable to obtain additional financing, we will likely be required to curtail our development plans and possibly cease our operations. Our ability to pursue our planned activities is contingent on our ability to raise funds in this offering. If we do not raise sufficient funds in this offering, then we may not be able to implement our business strategy in the timeframe or manner we have envisioned.

Contractual Obligations

We have certain fixed contractual obligations and commitments that include future estimated payments. Changes in our business needs, cancellation provisions, changing interest rates, and other factors may result in actual payments differing from the estimates. We cannot provide certainty regarding the timing and amounts of payments. We have presented below a summary of the most significant assumptions used in our determination of amounts presented in the tables, in order to assist in the review of this information within the context of our combined financial position, results of operations, and cash flows.

The following table summarizes our contractual obligations as of December 31, 2012:

	Payments Due by Period
	Total	Less than 1 year	1-3 Years	4-5 Years	6 Years +
Contractual Obligations:

Royalty agreements – minimum payments	$1,790,000	$115,000	$505,000	$450,000	$720,000

Total Contractual Obligations:	$1,790,000	$115,000	$505,000	$450,000	$720,000

Royalty Agreement - F.R.O.G. Consulting, LLC

On May 24, 2011, Arttor Gold, entered into two lease agreements with F.R.O.G. Consulting, LLC, an affiliate of one of the former members of Arttor Gold, for the Red Rock Mineral Property and the North Battle Mountain Mineral Prospect. The leases grant the exclusive right to explore, mine and develop gold, silver, palladium, platinum and other minerals on the properties for a term of ten (10) years and may be renewed in ten (10) year increments.  The terms of the Leases may not exceed ninety-nine (99) years. Arttor Gold may terminate these leases at any time.

Arttor Gold is required under the terms of the property lease to make annual lease payments. Arttor Gold is also required to make annual claim maintenance payments to Federal Bureau of Land Management and to the county in which its property is located in order to maintain its rights to explore and, if warranted, to develop its property. If Arttor Gold fails to meet these obligations, it will lose the right to explore for gold on its property.

Until production is achieved, Arttor Gold’s lease payments (deemed “advance minimum royalties”) consist of an initial payment of $5,000 upon signing of each lease, followed by annual payments according to the following schedule for each lease:

Due Date of Advance Minimum Royalty Payment	Amount of Advance Minimum Royalty Payment
1st Anniversary (May 24, 2012)	$15,000
2nd Anniversary (May 24, 2013)	$35,000
3rd Anniversary (May 24, 2014)	$45,000
4th Anniversary (May 24, 2015)	$80,000
5th Anniversary and annually thereafter during the term of the lease (May 24, 2016 to May 24, 2021)	The greater of $100,000 or the U.S. dollar equivalent of 90 ounces of gold

In the event that Arttor Gold produces gold or other minerals from these leases, Arttor Gold’s lease payments will be the greater of (i) the advance minimum royalty payments according to the table above, or (ii) a production royalty equal to 3% of the gross sales price of any gold, silver, platinum or palladium that Arttor Gold recovers and 1% of the gross sales price of any other minerals that Arttor Gold recovers. Arttor Gold has the right to buy down the production royalties on gold, silver, platinum and palladium by payment of $2,000,000 for the first one percent (1%). All advance minimum royalty payments constitute prepayment of production royalties to FROG, on an annual basis.  If the total dollar amount of production royalties due within a calendar year exceed the dollar amount of the advance minimum royalty payments due within that year, Arttor Gold may credit all uncredited advance minimum royalty payments made in previous years against fifty percent (50%) of the production royalties due within that year. The Leases also requires Arttor Gold to spend a total of $100,000 on work expenditures on each property for the period from lease signing until December 31, 2012 and $200,000 on work expenditures on each property per year in 2013 and annually thereafter.

Arttor Gold is required to make annual claim maintenance payments to the Bureau of Land Management and to the counties in which its property is located. If Arttor Gold fails to make these payments, it will lose its rights to the property. Currently, the annual maintenance payments are approximately $152 per claim, consisting of payments to the Bureau of Land Management and to the counties in which Arttor Gold’s properties are located. Arttor Gold’s property consists of an aggregate of 305 lode claims. The aggregate annual claim maintenance costs are currently approximately $46,000.

 On July 15, 2011, Arttor Gold entered into amended and restated lease agreements for the Red Rock Mineral Property and the North Battle Mountain Mineral Prospect by and among Arthur Leger and F.R.O.G. Consulting, LLC (the “Payment Agent”) in order to carry out the original intentions of the Parties and to correct the omissions and errors in the original lease, dated May 24, 2011. In the original lease, the parties intended to identify Arthur Leger as the owner and lessor of the Red Rock Mineral Property and the North Battle Mountain Mineral Prospect and to designate the Payment Agent as the entity responsible for collecting and receiving all payments on behalf of Mr. Leger. Mr. Leger is the sole member of the Payment Agent and owns 100% of the outstanding membership interests of the Payment Agent. All other terms and conditions of the original lease remain in full force and effect.

On May 24, 2012, Mr. Leger agreed to defer receipt from Arttor Gold of the Advance Minimum Royalty Payment in the amount of $15,000 due on the first Anniversary of the lease related to each of North Battle and Red Rock until the second Anniversary date of each such lease.  Total payment on the second Anniversary date will be $50,000.00.

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

Arttor Gold is required under the terms of our property lease to make annual lease payments. Arttor Gold is also required to make annual claim maintenance payments to the BLM and to the county in which its property is located in order to maintain its rights to explore and, if warranted, to develop its property. If Arttor Gold fails to meet these obligations, it will lose the right to explore for gold on its property. Until production is achieved, Arttor Gold’s lease payments (deemed “advance minimum royalties”) consist of an initial payment of $13,616 upon signing of the lease, followed by annual payments according to the following schedule for each lease:

Due Date of Advance Minimum Royalty Payment	Amount of Advance Minimum Royalty Payment
1st Anniversary (August 2012)	$12,000
On or before each of the 2nd and 3rd Anniversary (August 2013 and August 2014)	15,000
On or before each of the 4th and 5th Anniversary (August 2015 and August 2016)	20,000
On or before each of the 6th and 7th Anniversary(August 2017 and August 2018)	25,000
On or before each of the 8th and 9th Anniversary(August 2019 and August 2020)	30,000
10th Anniversary and subsequent anniversaries so long the agreement shall remain in effect (August 2021)	40,000

In the event that Arttor Gold produces gold or other minerals from these leases, Arttor Gold agrees to pay lessor a production royalty of equal to 4% of net smelter returns for all products extracted, produced and sold from this property after recoupment of the advance minimum royalty payments previously made to lessor pursuant to the payment table above. No production royalty shall be payable on rock, dirt, limestone, or similar materials used by lessee in its operations. Arttor Gold has the right to buy down the production royalties by payment of $1,500,000 for the first one percent (1%) on or before completion of a positive feasibility study and another one percent (1%) by making cash payment of $2,500,000 on or before achievement of commercial production. The Leases also requires Arttor Gold to spend a total of $100,000 on work expenditures on this property for the period from lease signing until 5th anniversary, $150,000 on work expenditures on this property for the period from the 6th anniversary until 10th anniversary and $200,000 on work expenditures on this property per year on the 11th anniversary and annually thereafter. Arttor Gold is required to make annual claim maintenance payments to the Bureau of Land Management and to the counties in which its property is located. If Arttor Gold fails to make these payments, it will lose its rights to the property.

On May 24, 2012, each of Pershing and Arrtor Gold assigned its interest in the Centerra lease to Noble Effort.

Off-Balance Sheet Arrangements

Since our inception, We have not entered into any other financial guarantees or other commitments to guarantee the payment obligations of any third parties. We have not entered into any derivative contracts that are indexed to our shares and classified as stockholder’s equity or that are not reflected in our consolidated financial statements. Furthermore, we do not have any retained or contingent interest in assets transferred to an unconsolidated entity that serves as credit, liquidity or market risk support to such entity.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

N/A

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

All financial information required by this Item is attached hereto at the end of this report beginning on page F-1 and is hereby incorporated by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

N/A

ITEM 9A. CONTROLS AND PROCEDURES

Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of December 31, 2012, the fiscal year end covered by this report, our management concluded its evaluation of the effectiveness of the design and operation of our disclosure controls and procedures.

Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating and implementing possible controls and procedures.

Our management does not expect that our disclosure controls and procedures will prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

With respect to the fiscal year ending December 31, 2012, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934. Based upon our evaluation regarding the fiscal year ending December 31, 2012, our management, including our Chief Executive Officer and Chief Financial Officer, have concluded that its disclosure controls and procedures were not effective due to the Company’s limited internal audit functions.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act. Our management is also required to assess and report on the effectiveness of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”). Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. During our assessment of the effectiveness of internal control over financial reporting as of December 31, 2012, management identified significant deficiencies related to (i) our internal audit functions and  (ii) a lack of segregation of duties within accounting functions.. Therefore, our internal controls over financial reporting were not effective as of December 31, 2012.

Management has determined that our internal audit function is significantly deficient due to insufficient qualified resources to perform internal audit functions.

Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, we will implement procedures to assure that the initiation of transactions, the custody of assets and the recording of transactions will be performed by separate individuals.

We believe that the foregoing steps will remediate the significant deficiency identified above, and we will continue to monitor the effectiveness of these steps and make any changes that our management deems appropriate. Due to the nature of this significant deficiency  in our internal control over financial reporting, there is more than a remote likelihood that misstatements which could be material to our annual or interim financial statements could occur that would not be prevented or detected.

A material weakness (within the meaning of PCAOB Auditing Standard No. 5) is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the company’s financial reporting.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of the year ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

EXECUTIVE OFFICERS, DIRECTORS AND KEY EMPLOYEES

The following table sets forth the names and ages of the members of our Board of Directors and our executive officers and the positions held by each. There are no family relationships among any of our Directors and Executive Officers.

Name	Age	Position
David Rector	65	Interim Chief Executive Officer and Director
Arthur Leger	72	VP of Exploration, Chief Geologist and Director
James Davidson	65	Director

Our directors hold office until the earlier of their death, resignation or removal or until their successors have been qualified.

There are no family relationships between any of our directors and our executive officers.

David Rector, Director, served as a director since May 24, 2012 and devotes approximately 20 hours per week to the business of the Company.  He has served as the President of Pershing Gold Corporation from May 12, 2011 to February 9, 2012 and as a director of Pershing since August 8, 2011.  Mr. Rector was appointed the Treasurer and Vice President of Administration and Finance of Pershing on February 9, 2012.  Mr. Rector served as the Chief Executive Officer, President and a director of Nevada Gold Holdings, Inc. from November 5, 2009 to May 2, 2011.  Mr. Rector had previously served as Nevada Gold Holdings, Inc.’s Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer and a director from April 19, 2004 through December 31, 2008. He has served as Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer and a director of Standard Drilling, Inc. since November 2007 and served as Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer and a director of Universal Gold Mining Corp. from September 30, 2008, until November 2010. Mr. Rector previously served as President, Chief Executive Officer and Chief Operating Officer of Nanoscience Technologies, Inc. from June 2004 to December 2006. Mr. Rector also served as President, Chief Executive Officer, Chief Financial Officer and Treasurer of California Gold Corp. (f/k/a US Uranium, Inc.) from June 15, 2007 to July 11, 2007 and again from August 8, 2007 to November 12, 2007.  From 2007 through 2009 Mr. Rector served on the board of directors of Rx Elite, Inc. and from June 2008 through November 2011 served on the board of directors of Li3 Energy, Inc. Since June 1985, Mr. Rector has been the principal of the David Stephen Group, which provides enterprise consulting services to emerging and developing companies in a variety of industries, since 1986 and devotes approximately 20 hours per week to such position.  Mr. Rector serves on the board of directors of the following public companies: Senesco Technologies, Inc. (since February 2002), Dallas Gold & Silver Exchange (since May 2003), California Gold Corp. (from June 2007 to May 7, 2012) and Standard Drilling, Inc. (since November 2007).  Mr. Rector has served as a director of American Strategic Minerals Corporation since January 26, 2012.  Mr. Rector was selected to serve as a director due to his knowledge of the mining industry, his judgment in assessing business strategies and his years of experience as an officer and director of public companies.

Arthur Leger, Director, served as a director since May 24, 2012 and as our President, Chief Executive Officer, Chief Financial Officer, Treasurer and Secretary until his resignation on January 17, 2013, on which date Mr. Leger was appointed VP of Exploration and Chief Geologist of the Company.  Mr. Leger served as the geologist for Pershing from September 2011 until February 2012 and the Director of Field Operations for Arttor Gold until the Merger.  Mr. Leger served as a consulting geologist to Nevada Gold Holdings, Inc. from 2010 through 2011, as a consulting geologist for Snowstorm LLC from 2008 through 2009, as a consulting geologist for Allied Nevada Gold Corp. from 2007 through 2010 and as a consulting geologist for Gold Banks Ventures from 2007 through 2008.  Mr. Leger was chosen to be a director of the Company based on his mining resource and business experience.

James Davidson, Director, served as a director since January 17, 2013.  He has been a private investor for more than five years.  Mr. Davidson has been the Chief Executive Officer and a director of Universal Tech Corp. (OTCBB:UTCC) since October 2012.  Since 2011, Mr. Davidson has been a director of TurkPower Corporation (OTCBB:TRKP).  Mr. Davidson has also served as the President, Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary and Director of California Gold Corp (OTCBB:CLGL), since 2007. Additionally, Mr. Davidson is Vice-President and Secretary of NMX Holdings, a private media holding company as well as Chairman and a director of Ouro do Brasil Holdings Ltd. and a director of Core Values Mining and Exploration, Ltd., a private mining company. Mr. Davidson received his Bachelor’s Degree with General Honors and high honors in English from University of Maryland in 1971, an M.A. in English 1974, and received his Masters of Letters (M. Litt) in Politics, Philosophy & Economics from the University of Oxford, Pembroke College, 1981.

Promoters and Control Persons

Pershing Gold Corporation and Barry Honig, a director of Pershing Gold Corporation, are considered to be “promoters” of the Company as that term is defined in Rule 405 of the Securities Act.

Prior to the Merger, Pershing was the sole shareholder of Red Battle, which is the sole member of each of Arttor Gold and Noble Effort Gold, the entities that own the right to explore the North Battle, Centerra and Red Rocks Claims, as further described herein.  Under the terms of the Merger Agreement, Red Battle merged with and into our wholly owned subsidiary causing Red Battle to become our wholly owned subsidiary, in consideration for which Pershing received as Red Battle’s sole shareholder (i) 25,000,000 shares of our Common Stock; (ii) $2,000,000; and (iiii) a promissory note in the principal amount of $500,000.  Additionally, under the terms of the Merger Agreement, Arthur Leger, the owner of the claims leased to Arttor Gold, (i) granted a non-participating, non-executory perpetual royalty of one percent (1%) of the Net Smelter Returns from all Valuable Minerals (as defined in the NSR Agreement ) mined and removed from the claims and sold or deemed to have been sold to Pershing’s wholly owned subsidiary, Pershing Royalty Company and (ii) agreed to return for cancellation 1,750,000 shares of Pershing’s common stock held by Mr. Leger.

Barry Honig is a director of Pershing and the beneficial owner of approximately 9.1% of Pershing’s outstanding common stock directly and through various entities over which Mr. Honig asserts control.  Mr. Honig and the entities over which he exerts control, directly and indirectly, may influence Pershing’s decisions with respect to voting of the 22,000,000 shares of our common stock currently owned by Pershingand through Mr. Honig’s other investments in Pershing and the Company.  Mr. Honig’s biographical information appears below.

In addition, Mr. Honig took part in formulating the strategic plan to eliminate certain future expected costs for Pershing associated with exploration of the Red Battle properties, and organizing the Company’s efforts to acquire Red Battle.  Various entities associated with Mr. Honig purchased an aggregate of 5,000,000 shares of Series A Preferred Stock in our May 2012 private placement at a per share purchase price of $0.40 per share for an aggregate purchase price of $2,000,000.  1,062,500 shares were issued to GRQ Consultants, Inc. Defined Benefit Plan, 187,500 shares were issued to GRQ Consultants Inc. Roth 401K FBO Barry Honig and 3,750,000 shares were issued to GRQ Consultants Inc. 401K.  Mr. Honig is the trustee of all of the foregoing entities.  Mr. Honig also owns, directly or indirectly, an additional 2,850,000 shares of the Company’s common stock acquired through private purchases.

Barry Honig

Barry Honig has served as a director of Pershing Gold Corporation since September 29, 2010 and served as the Co-Chairman from September 29, 2010 to September 2, 2011 and its Chairman from September 2, 2011 to February 9, 2012. Since January 2004, Mr. Honig has been the President of GRQ Consultants, Inc., and is a private investor and consultant to early stage companies and sits on the board of several private companies. Mr. Honig has served as a director of Chromadex Corporation since October 2011 and served as the Co-Chairman of InterCLICK, Inc. from August 2007 through December 2011.  Mr. Honig was appointed the co-Chairman of Chromadex Corp. on October 14, 2011.

Involvement in Certain Legal Proceedings

Except as set forth in the biographies above, to the Company’s knowledge, during the past ten years, none of the Company’s directors, executive officers, promoters, control persons, or nominees has been:

•	the subject of any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;
•	convicted in a criminal proceeding or is subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);
•	subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or
•	found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law.

Directors’ and Officers’ Liability Insurance

The Company has obtained directors’ and officers’ liability insurance insuring its directors and officers against liability for acts or omissions in their capacities as directors or officers.   Such insurance also insures us against losses which we may incur in indemnifying our officers and directors.  In addition, the Company may enter into indemnification agreements with key officers and directors and such persons shall also have indemnification rights under applicable laws, and the Company’s Certificate of Incorporation and Bylaws.

Board Independence

We currently have three directors serving on our Board of Directors, Mr. Leger, Mr. Lindsay and Mr. Rector.  We are not a listed issuer and, as such, are not subject to any director independence standards.  Using the definition of independence set forth in the rules of the Nasdaq Stock Market, Mr. Lindsay would be considered an independent director of the Company.

Board Committees

We expect our board of directors, in the future, to appoint an audit committee, nominating committee and compensation committee, and to adopt charters relative to each such committee.  We intend to appoint such persons to committees of the board of directors as are expected to be required to meet the corporate governance requirements imposed by a national securities exchange, although we are not required to comply with such requirements until we elect to seek a listing on a national securities exchange.  In addition, we intend that a majority of our directors will be independent directors, of which at least one director will qualify as an “audit committee financial expert,” within the meaning of Item 407(d)(5) of Regulation S-K, as promulgated by the Securities and Exchange Commission. We do not currently have an “audit committee financial expert” since we currently do not have an audit committee in place.

Except as may be provided in our bylaws, we do not currently have specified procedures in place pursuant to which whereby security holders may recommend nominees to the Board of Directors.

Meetings and Committees of the Board of Directors

Our Board of Directors had no formal meetings during the period from inception to December 31, 2012.

We currently do not maintain any committees of the Board of Directors. Given our size and the development of our business to date, we believe that the board through its meetings can perform all of the duties and responsibilities which might be contemplated by a committee.

Except as may be provided in our bylaws, we do not currently have specified procedures in place pursuant to which whereby security holders may recommend nominees to the Board of Directors.

Code of Ethics

We have not yet adopted a Code of Ethics although we expect to as we develop our infrastructure and business.

Director or Officer Involvement in Certain Legal Proceedings

Our directors and executive officers were not involved in any legal proceedings as described in Item 401(f) of Regulation S-K in the past ten years.

Board Leadership Structure and Role in Risk Oversight

Although we have not adopted a formal policy on whether the Chief Executive Officer positions should be separate or combined with a position on the Company’s Board of Directors, we have traditionally determined that it is in the best interests of the Company and its shareholders to partially combine these roles.  Due to the small size of the Company, we believe it is currently most effective to have the Chief Executive Officer positions partially combined with a position on the Company’s Board of Directors.

Our Board of Directors is primarily responsible for overseeing our risk management processes.  The Board of Directors receives and reviews periodic reports from management, auditors, legal counsel, and others, as considered appropriate regarding our company’s assessment of risks. The Board of Directors focuses on the most significant risks facing our company and our company’s general risk management strategy, and also ensures that risks undertaken by our company are consistent with the Board’s appetite for risk. While the Board oversees our company, our company’s management is responsible for day-to-day risk management processes. We believe this division of responsibilities is the most effective approach for addressing the risks facing our company and that our Board leadership structure supports this approach.

ITEM 11. EXECUTIVE COMPENSATION

The table below sets forth, for the last two fiscal years, the compensation earned by Arthur Leger and Idan Karako, our former principal executive officer, and David Rector our current principal executive officer.  During 2012 and 2011, no executive officer received annual compensation in excess of $100,000.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Arthur Leger (1) Director and Former President, Chief Executive Officer, Treasurer and Secretary	2012	95,000	-	-	-	95,000
	2011	-	-	-	-	-
David Rector (2) Interim Chief Executive Officer and Director	2012	0	0	0	90,000	90,000
	2011	0	0	0	0	0
Idan Karako (3) Former President, Chief Executive Officer and Treasurer	2012	0	0	0	0	0
	2011	0	0	0	0	0

(1)	Appointed Director on May 24, 2012 and resigned as President, Chief Executive Officer, Chief Financial Officer, Treasurer and Secretary on January 17, 2013.
(2)	Mr. Rector was paid $90,000 by the Company as payment for consulting services he provided in 2012. Mr. Rector was appointed interim Chief Executive Officer on January 17, 2013.
(3)	Mr. Karako resigned from all positions on May 24, 2012.

Employment Agreements and Compensation

Mr. Rector is not party to an employment agreement with us. Mr. Rector was appointed interim Chief Executive Officer on January 17, 2013. We pay Mr. Rector an annual salary of $185,000 in connection with his services as interim Chief Executive Officer. The amount of compensation to be paid to Mr. Rector may be increased or decreased from time to time at the sole discretion of our board of directors.

Mr. Leger is not party to an employment agreement with us.   We pay Mr. Leger $12,500 per month for his services.  The amount of compensation to be paid to Mr. Leger may be increased or decreased from time to time at the sole discretion of our board of directors.

Stock Incentive Plan

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

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

The following table sets forth with respect to grants of options to purchase our common stock to the executive officers as of December 31, 2012:

Name	Number of Securities Underlying Unexercised Options # Exercisable	Number of Securities Underlying Unexercised Options # Un-exercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options #	Option Exercise Price $	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested #	Market Value of Shares or Units of Stock That have not vested $	Equity Incentive Plan Awards: Number of Unearned Shares Units or Other Rights That Have Not Vested #	Equity Incentive Plan Awards Market or Payout Value of Unearned Shares Units or Other Rights That have not Vested $
David Rector	—	—	—	$—	—	2,000,000	—	—	—

Director Compensation

Mr. Rector, Mr. Leger and Mr. Davison are not party to employment agreements with us.  We shall pay our independent directors $3,000 per quarter each for their services.  Accordingly, Mr. Rector shall not receive director compensation in addition to his executive compensation discussed above. Compensation paid to our independent directors may be increased or decreased from time to time at the sole discretion of our board of directors.  In connection with their appointments: (i) Mr. Lindsay, a former director, received a ten year option to purchase 400,000 shares of Common Stock at a strike price of $0.40 per share, of which only an option to purchase 100,000 shares of Common Stock vested prior to his resignation on January 17, 2013; (ii) Mr. Lindsay received a restricted stock grant of 100,000 shares; (iii) Mr. Leger received a restricted stock grant of 4,000,000 shares of which 2,000,000 shares vested immediately, 1,000,000 shares shall vest upon the discovery of an aggregate of 500,000 ounces of gold on the North Battle Mineral and Red Rock Mineral Prospects and 1,000,000 shares shall vest upon the discovery of an additional 500,000 ounces of gold on such properties and (iv) Mr. Rector received a restricted stock grant of 5,000,000 shares of which 3,000,000 shares vested immediately, 1,000,000 shares shall vest upon the discovery of an aggregate of 500,000 ounces of gold on the North Battle Mineral and Red Rock Mineral Prospects and 1,000,000 shares shall vest upon the discovery of an additional 500,000 ounces of gold on such properties.

The following summary compensation table sets forth information concerning compensation for services rendered in all capacities during 2012 and 2011 awarded to, earned by or paid to our directors. The value attributable to any Stock Awards reflects the grant date fair values of stock awards calculated in accordance with FASB Accounting Standards Codification Topic 718. As described further in Note 7 – Stockholders’ Equity – Common Stock Option to our consolidated year-end financial statements, a discussion of the assumptions made in the valuation of these option awards and stock awards.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
David Rector	$—	$1,200,000	$—	—	—	—	$1,200,000
Arthur Leger	$—	$800,000	$—	—	—	—	$800,000-
James Davidson	$—	—	$—	—	—	—	$—
Oliver B. Lindsay(1)	$—	$40,000	$129,640	—	—	—	$169,640

(1)	Mr. Lindsay resigned as director on January 17, 2013.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following tables set forth certain information as of March 25, 2013 regarding the beneficial ownership of our common stock by (i) each person or entity who, to our knowledge, owns more than 5% of our common stock; (ii) our executive officers named in the Summary Compensation Table below; (iii) each director; and (iv) all of our executive officers and directors as a group. Unless otherwise indicated in the footnotes to the following table, each person named in the table has sole voting and investment power and that person’s address is c/o Valor Gold Corp., 200 S. Virginia Street, 8th Floor, Reno, Nevada 89501.  Shares of common stock subject to options, warrants, or other rights currently exercisable or exercisable within 60 days of March 25, 2013, are deemed to be beneficially owned and outstanding for computing the share ownership and percentage of the stockholder holding such options, warrants or other rights, but are not deemed outstanding for computing the percentage of any other stockholder.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percentage Beneficially Owned (1)
5% Owners
Pershing Gold Corporation (5)	22,000,000	28.5%
Interactive Investors, Inc. (6)	5,500,000	7.1%
X-Cal USA, Inc. (7)	6,000,000	7.8%
Sandor Capital Master Fund (8)	4,374,998	5.7%
Executive Officers and Directors:
Arthur Leger	2,000,000 (2)	2.6%
James Davidson	0 (3)	0%
David Rector	3,000,000 (4)	3.9%
All executive officers and directors as a group (three persons)	5,000,000	6.5%

(1)	Based on 77,112,502 shares of our Common Stock issued and outstanding as of March 25, 2013.
(2)	Does not include 1,000,000 shares which shall vest upon the discovery of 500,000 ounces of gold on the Company’s properties and an additional 1,000,000 shares that shall vest on the discovery of an additional 500,000 ounces of gold on the Company’s properties.
(3)	Does not include a restricted stock grant awarded, in connection with his election as Director on January 17, 2013, of 500,000 shares of Common Stock, which will not vest within 60 days.

(4)	Does not include 1,000,000 shares which shall vest upon the discovery of 500,000 ounces of gold on the Company’s properties, an additional 1,000,000 shares that shall vest on the discovery of an additional 500,000 ounces of gold on the Company’s properties, and an additional 3,000,000 restricted stock grant awarded in connection with his appointment as interim Chief Executive Officer, which grants will not vest within 60 days.
(5)	Stephen Alfers is the President and Chief Executive Officer of Pershing Gold Corporation and in such capacity is considered to have voting and dispositive power over shares held by Pershing. Pershing's address is 1658 Cole Boulevard, Lakewood, CO 80401.
(6)	Adrian James is the Chief Executive Officer of Interactive Investors, Inc. and in such capacity is considered to have voting and dispositive power over shares held by Interactive Investors. The address for Interactive Investors is 3736 Bee Caves Road, Suite 4-105, Austin, TX 78746.
(7)	Christopher Crupi is the Chief Executive Officer of X-Cal USA, Inc. and in such capacity is considered to have voting power and dispositive power over the shares held by X-Cal USA, Inc. The address for X-Cal USA, Inc. is 50 West Liberty Street, Reno, Nevada 89501
(8)	John Lemak has voting power and dispositive power over the shares held by Sandor Capital Master Fund.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

 Except as described below, during the past three years, there have been no transactions, whether directly or indirectly, between the Company and any of its officers, directors or their family members, that exceeded the lesser of $120,000 or 1% of the Company’s total assets at year end for the last two completed fiscal years.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed by our principal accountant for the audit of our annual financial statements, review of financial statements included in the quarterly reports and other fees that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal years ended December 31, 2012 and 2011 were $29,000 and $0, respectively.

Audit-Related Fees

The aggregate fees billed by our principal accountant for assurance and advisory services that were related to the performance of the audit or review of our financial statements for the fiscal years ended December 31, 2012 and 2011 were $0 and $0, respectively.

Tax Fees

The aggregate fees billed for professional services rendered by our principal accountant for tax compliance, tax advice and tax planning for the fiscal years ended December 31, 2012 and 2011 were $0 and $0, respectively.

All Other Fees

The aggregate fees billed for products and services provided by our principal accountant for the fiscal years ended December 31, 2012 and 2011 were $0 and $0, respectively.

PART IV

ITEM 15. EXHIBITS

Exhibit No.	Description

2.1	Agreement and Plan of Merger dated as of May 24, 2012 by and among Valor Gold Corp., Valor Gold Acquisition Corp., Red Battle Corp. and Pershing Gold Corporation (Incorporated by reference to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 31, 2012)
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 2, 2012)
3.2	Amended and Restated Bylaws (incorporated by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 2, 2012)
3.3	Series A Preferred Stock Certificate of Designation (incorporated by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 24, 2012)
10.1	Note issued to Pershing Gold Corporation dated as of May 24, 2012(Incorporated by reference to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 31, 2012)
10.2	Agreement of Conveyance, Transfer and Assignment of Assets and Assumption of Obligations dated as of May 24, 2012 by and among Valor Gold Corp. and Felafel Holdings, Inc. (Incorporated by reference to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 31, 2012)
10.3	Stock Purchase Agreement dated as of May 24, 2012 by and among Valor Gold Corp., Idan Karako and Viktorija Eglinskaite-Dijokiene(Incorporated by reference to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 31, 2012)
10.4	Form of Common Stock Subscription Agreement (Incorporated by reference to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 31, 2012)
10.5	Form of Series A Preferred Stock Subscription Agreement (Incorporated by reference to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 31, 2012)
10.6	Royalty Deed dated as of May 24, 2012 by and between Pershing Royalty Company and Arthur Leger (Incorporated by reference to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 31, 2012)
10.7	Form of Lock-Up Agreement (Incorporated by reference to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 31, 2012)
10.8	Form of Lock-up Agreement (Incorporated by reference to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 31, 2012)
10.9	Consulting Agreement dated as of May 24, 2012 by and between DRC Consulting LLC and Valor Gold Corp. (Incorporated by reference to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 31, 2012)
10.10	Consulting Agreement dated as of May 24, 2012 by and between Interactive Investors, Inc. and Valor Gold Corp. (Incorporated by reference to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 31, 2012)
10.11	Form of Indemnification Agreement between Valor Gold Corp. and each of the directors and executive officers thereof (Incorporated by reference to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 31, 2012)
10.12	Arttor Gold LLC Assignment of Membership Interests dated as of May 23, 2012 by and between Pershing Gold Corporation and Red Battle Corp. (Incorporated by reference to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 31, 2012)
10.13	Noble Effort Gold LLC Assignment of Membership Interests dated as of May 23, 2012 by and between Pershing Gold Corporation and Red Battle Corp. (Incorporated by reference to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 31, 2012)

10.14	Stock Subscription Agreement dated as of May 22, 2012 by and between Red Battle Corp. and Pershing Gold Corporation (Incorporated by reference to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 31, 2012)
10.15	Amended and Restated North Battle Mountain Mineral Lease dated as of July 15, 2011 by and among Arthur Leger, F.R.O.G. Consulting, LLC and Arttor Gold LLC (Incorporated by reference to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 31, 2012)
10.16	Amended and Restated Red Rock Mountain Mineral Lease dated as of July 15, 2011 by and among Arthur Leger, F.R.O.G. Consulting, LLC and Arttor Gold LLC (Incorporated by reference to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 31, 2012)
10.17	Centerra Lease dated as of August 22, 2011 by and among Centerra (US) Inc., Pershing Gold Corporation and Arttor Gold LLC (Incorporated by reference to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 31, 2012)
10.18	Assignment and Assumption of Lease dated as of May 24, 2012 by and among Pershing Gold Corporation, Arttor Gold LLC and Noble Effort LLC (Incorporated by reference to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 31, 2012)

10.19	Form of Management Lockup (Incorporated by reference to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 31, 2012)
10.20	Form of Subscription Agreement (Incorporated by reference to the Current Report on Form 8-K, filed with the Securities and Exchange Commission November 2, 2012)
10.21	Form of Warrant (Incorporated by reference to the Current Report on Form 8-K, filed with the Securities and Exchange Commission November 2, 2012)
10.22	2012 Equity Incentive Plan (Incorporated by reference to the Current Report on Form 8-K, filed with the Securities and Exchange Commission November 2, 2012)
10.23	Asset Purchase Agreement, dated November 1, 2013 (Incorporated by reference to the Current Report on Form 8-K, filed with the Securities and Exchange Commission November 7, 2012)
10.24	Amendment to Subscription Agreement (Incorporated by reference to the Current Report on Form 8-K, filed with the Securities and Exchange Commission November 7, 2012)
21.1	List of Subsidiaries (Incorporated by reference to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 31, 2012)
31.1	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications pursuant to 18 U.S.C. Section 1350

101.INS**	XBRL Instance

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation

101.DEF**	XBRL Taxonomy Extension Definition

101.LAB**	XBRL Taxonomy Extension Labels

101.PRE**	XBRL Taxonomy Extension Presentation

**	In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Annual Report on Form 10-K for the year ended December 31, 2012 shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VALOR GOLD CORP.

Date: March 28, 2013	/s/ David Rector
	Name:	David Rector
	Title:	Interim Chief Executive Officer
(Principal Executive and Financial Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE		TITLE	DATE

By:	/s/ David Rector	Director	March 28, 2013
David Rector

By:	/s/ Arthur Leger	Director	March 28, 2013
Arthur Leger

By:	/s/ James Davidson	Director	March 28, 2013
James Davidson

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Valor Gold Corp.

(formerly Felafel Corp.)

(Exploration Stage Company)

We have audited the accompanying consolidated balance sheets of Valor Gold Corp. (formerly Felafel Corp.) (Exploration Stage Company) as of December 31, 2012 and 2011 and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the year ended December 31, 2012, for the period from April 28, 2011 (Inception) to December 31, 2011, and for the period from April 28, 2011 (Inception) to December 31, 2012. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Valor Gold Corp. (formerly Felafel Corp.) as of December 31, 2012 and 2011, and the results of its operations and its cash flows for the year ended December 31, 2012, for the period from April 28, 2011 (Inception) to December 31, 2011, and for the period from April 28, 2011 (Inception) to December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company had a net loss and net cash used in operations of $8,314,239 and $2,611,000, respectively, in 2012, had an accumulated deficit of $9,434,022 at December 31, 2012 and has no revenues. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans as to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ KBL, LLP

New York, NY

March 25, 2013

VALOR GOLD CORP. AND SUBSIDIARIES

(FORMERLY FELAFEL CORP.

(AN EXPLORATION STAGE COMPANY)

 CONSOLIDATED BALANCE SHEETS

	December 31, 2012	December 31, 2011

ASSETS
CURRENT ASSETS:
Cash	$812,671	$380,073
Prepaid expenses	1,127,205	63,677
Due from related parties	—	410,322

Total Current Assets	1,939,876	854,072

Other assets:
Deposits	118,000	51,000

Total Assets	$2,057,876	$905,072

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$671,195	$24,825

Total Liabilities	671,195	24,825

STOCKHOLDERS' EQUITY :
Preferred stock, $0.0001 par value; 50,000,000 authorized
Convertible Series A Preferred stock ($.0001 Par Value; 5,000,000 Shares Authorized;
5,000,000 and none shares issued and outstanding as of
December 31, 2012 and 2011, respectively)	500	—
Common stock ($.0001 Par Value; 200,000,000 Shares Authorized;
77,112,500 and 25,000,000 shares issued and outstanding as of
December 31, 2012 and 2011, respectively)	7,712	2,500
Additional paid-in capital	10,812,491	1,997,530
Accumulated deficit	(9,434,022)	(1,119,783)

Total Stockholders' Equity	1,386,681	880,247

Total Liabilities and Stockholders' Equity	$2,057,876	$905,072

See accompanying notes to consolidated financial statements.

VALOR GOLD CORP. AND SUBSIDIARIES

(FORMERLY FELAFEL CORP.

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS

		For the Period from	For the Period from
	For the Year Ended	April 28, 2011 (Inception)	April 28, 2011 (Inception)
	December 31, 2012	to December 31, 2011	to December 31, 2012

Revenues	$—	$—	$—

Operating expenses:
Exploration cost	1,413,593	869,616	2,283,209
Compensation and related taxes	2,258,937	194,735	2,453,672
Consulting fees	1,848,640	1,641	1,850,281
Impairment expense	2,400,000	—	2,400,000
Professional fees	221,518	7,500	229,018
General and administrative expenses	159,995	46,291	206,286

Total operating expenses	8,302,683	1,119,783	9,422,466

Loss from operations	(8,302,683)	(1,119,783)	(9,422,466)

Other expense
Interest expense	(11,556)	—	(11,556)

Total other expenses	(11,556)	—	(11,556)

Loss before provision for income taxes	(8,314,239)	(1,119,783)	(9,434,022)

Provision for income taxes	—	—	—

Net loss	$(8,314,239)	$(1,119,783)	$(9,434,022)

WEIGHTED AVERAGE COMMON SHARES
Basic and Diluted	51,498,259	25,000,000	40,821,146

NET LOSS PER COMMON SHARE:
OUTSTANDING - Basic and Diluted	(0.16)	(0.04)	(0.23)

See accompanying notes to consolidated financial statements.

VALOR GOLD CORP. AND SUBSIDIARIES

(FORMERLY FELAFEL CORP.

(AN EXPLORATION STAGE COMPANY)

 CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

FOR THE PERIOD FROM APRIL 28, 2011 (INCEPTION) TO DECEMBER 31, 2012

	Preferred Stock - Series A		Common Stock				Total
	$0.0001 Par Value		$0.0001 Par Value		Additional	Accumulated	Stockholder's
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Equity

Balance, April 28, 2011 (Inception)	—	—	—	$—	$—	$—	$—

Capital Contributions	—	—	25,000,000	2,500	1,997,530	—	2,000,030

Net loss	—	—	—	—	—	(1,119,783)	(1,119,783)

Balance, December 31, 2011	—	—	25,000,000	$2,500	$1,997,530	$(1,119,783)	$880,247

Recapitalization of the Company	—	—	25,000,000	2,500	(2,930,224)	—	(2,927,724)

Issuance of common stock for cash	—	—	9,112,500	912	3,560,088	—	3,561,000
							—
Issuance of preferred stock for cash	5,000,000	500	—	—	1,999,500	—	2,000,000
							—
Issuance of common stock to officers for services	—	—	9,100,000	910	2,039,090	—	2,040,000
							—
Issuance of common stock to consultants for services	—	—	2,900,000	290	1,596,710	—	1,597,000
							—
Stock-based compensation in connection with options granted to employees and consultants	—	—	—	—	150,397	—	150,397

Issuance of common stock in connection with the acquisition of mineral rights	—	—	6,000,000	600	2,399,400	—	2,400,000

Net loss	—	—	—	—	—	(8,314,239)	(8,314,239)

Balance, December 31, 2012	5,000,000	$500	77,112,500	$7,712	$10,812,491	$(9,434,022)	$1,386,681

See accompanying notes to consolidated financial statements.

VALOR GOLD CORP. AND SUBSIDIARIES

(FORMERLY FELAFEL CORP.

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS

		For the Period from	For the Period from
	For the Year Ended	April 28, 2011 (Inception)	April 28, 2011 (Inception)
	December 31, 2012	to December 31, 2011	to December 31, 2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(8,314,239)	(1,119,783)	(9,434,022)
Adjustments to reconcile net loss from operations to net cash used in operating activities:
Common stock issued for services	2,662,000	—	2,662,000
Amortization of prepaid expense in connection
with the issuance of common stock issued for prepaid services	40,625	—	40,625
Stock-based compensation in connection with options granted	150,397	—	150,397
Impairment expense	2,400,000	—	2,400,000
Changes in assets and liabilities:
Prepaid expenses	(129,153)	(63,677)	(192,830)
Deposits	(67,000)	(51,000)	(118,000)
Accounts payable and accrued expense	646,370	24,825	671,195

NET CASH USED IN OPERATING ACTIVITIES	(2,611,000)	(1,209,635)	(3,820,635)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid in connection with the recapitalization of the Company	(2,000,000)	—	(2,000,000)

NET CASH USED IN INVESTING ACTIVITIES	(2,000,000)	—	(2,000,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Contributed capital	—	2,000,030	2,000,030
Net proceeds from sale of common and preferred stock	5,561,000	—	5,561,000
Payment on note payable	(500,000)	—	(500,000)
Advance to related parties, net of
proceeds from repayment by related party	(17,402)	(410,322)	(427,724)

NET CASH PROVIDED BY FINANCING ACTIVITIES	5,043,598	1,589,708	6,633,306

NET (DECREASE) INCREASE IN CASH	432,598	380,073	812,671

CASH - beginning of period	380,073	—	—

CASH - end of year	$812,671	$380,073	$812,671

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$11,556	$—	$11,556
Income taxes	$—	$—	$—

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Note payable issued in connection with the recapitalization of the Company	$500,000	$—	$500,000

Distribution to former parent company and its subsidiary prior to Merger included in the Recapitalization of the Company	$427,724	$—	$427,724

See accompanying notes to consolidated financial statements.

VALOR GOLD CORP. AND SUBSIDIARIES

(FORMERLY FELAFEL CORP.

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Organization

Valor Gold Corp.  (the “Company”), (formerly Felafel Corp.), was incorporated under the laws of the State of Delaware on June 2, 2009. On March 27, 2012, the Company filed an Amended and Restated Certificate of Incorporation in order to change its name to Valor Gold Corp. and to increase its authorized capital stock.

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

Arttor Gold, a Nevada limited liability company, was formed and organized on April 28, 2011. Arttor Gold operates as a U.S. based junior gold exploration and mining company. For the period from April 28, 2011 (Inception) to December 31, 2012, Arttor Gold had no revenues and recorded transactions related to Arttor Gold’s preliminary exploration activities. Arttor Gold has the rights to explore on two Carlin-type gold properties located in Lander County, Nevada, known as Red Rock and North Battle Mountain. The liability of the member of Arttor Gold is limited to the member’s capital contributions.

Noble Effort, a Nevada limited liability company, was formed in June 2011 to explore potential acquisitions of natural resources properties suitable for exploration and development. On May 24, 2012, Arttor Gold and Pershing assigned its rights to explore the Centerra property to Noble Effort pursuant to an Assignment and Assumption of Lease Agreement.

Going Concern

The consolidated financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred losses since inception resulting in an accumulated deficit of approximately $9.4 million as of December 31, 2012, negative cash flows from operating activities and net loss of approximately $2.6 million and $8.3 million, respectively, for the year ended December 31, 2012.

The Company anticipates further losses in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The Company’s ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. There can be no assurance, however, that any such opportunities will materialize. Moreover, any potential financing would likely be dilutive to the Company’s stockholders.

The ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation and Principles of Consolidations

The consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) and present the consolidated financial statements of the Company and its wholly-owned subsidiaries as of December 31, 2012. All significant intercompany accounts and transactions have been eliminated in the consolidation.

Use of estimates

In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet, and revenues and expenses for the period then ended.  Actual results may differ significantly from those estimates. Significant estimates made by management include, but are not limited to the assumptions used to calculate fair value of options granted, common stock issued in connection with the acquisition of mineral rights, and common stock issued for services.

Cash and cash equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company places its cash with a high credit quality financial institution. The Company’s account at this institution is insured by the Federal Deposit Insurance Corporation ("FDIC") up to $250,000. In addition to the basic insurance deposit coverage, the FDIC was providing temporary unlimited coverage for non-interest bearing transaction accounts through December 31, 2012. All of our U.S. non-interest bearing cash balances were fully insured at December 31, 2012 due to a temporary U.S. federal program in effect from December 31, 2010 through December 31, 2012. Beginning in 2013, U.S. insurance coverage will revert to $250,000 per depositor at each financial institution. To reduce its risk associated with the failure of such financial institution, the Company evaluates at least annually the rating of the financial institution in which it holds deposits.

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

Prepaid expenses

Prepaid expenses of $1,127,205 and $63,677 at December 31, 2012 and 2011, respectively, consist primarily of costs paid for future services which will occur within a year. Prepaid expenses include prepayments in cash and equity instruments for public relation services, prepaid insurance and prepaid mining claim fees which are being amortized over the terms of their respective agreements.

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

Bond

The Company posted a surface management bond with Bureau of Land Management (“BLM”) for a total of $118,000 and $51,000 and was included in deposits as reflected in the accompanying consolidated balance sheets as of December 31, 2012 and 2011, respectively.

Impairment of long-lived assets

The Company accounts for the impairment or disposal of long-lived assets according to the ASC 360 “Property, Plant and Equipment”.  The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of long-lived assets, including mineral rights, may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated future net undiscounted cash flows expected to be generated by the asset. When necessary, impaired assets are written down to estimated fair value based on the best information available. Estimated fair value is generally based on either appraised value or measured by discounting estimated future cash flows. Considerable management judgment is necessary to estimate discounted future cash flows. Accordingly, actual results could vary significantly from such estimates. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset.

Advertising

Advertising is expensed as incurred and is included in selling, general and administrative expenses on the accompanying statements of operations. For the year ended December 31, 2012 and for the period from April 28, 2011 (Inception) to December 31, 2011, was deemed to be not material.

Basic and Diluted Net Loss per Share

Net loss per common share is calculated in accordance with ASC Topic 260: Earnings Per Share (“ASC 260”). Basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. The computation of diluted net loss per share does not include dilutive common stock equivalents in the weighted average shares outstanding as they would be anti-dilutive. The Company has 700,000 options and 2,268,750 warrants outstanding at December 31, 2012 and was excluded from the computation of diluted shares outstanding as they would have had an anti-dilutive impact on the Company’s net loss. The Company has no common stock equivalents outstanding at December 31, 2011. The following table sets forth the computation of basic and diluted loss per share:

	For the year ended December 31, 2012	For the period from April 28, 2011 (Inception) to December 31, 2011
Numerator:
Net loss	$(8,314,239)	$(1,119,783)
Denominator:
Basic and diluted loss per share (weighted-average shares)	51,498,259	25,000,000
Basic and diluted loss per share	$(0.16)	$(0.04)

Income taxes

The Company accounts for income taxes pursuant to the provision of ASC 740-10, “Accounting for Income Taxes” which requires, among other things, an asset and liability approach to calculating deferred income taxes. The asset and liability approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. A valuation allowance is provided to offset any net deferred tax assets for which management believes it is more likely than not that the net deferred asset will not be realized.

The Company follows the provision of the ASC 740-10 related to Accounting for Uncertain Income Tax Position. When tax returns are filed, it is highly certain that some positions taken would be situated upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. In accordance with the guidance of ASC 740-10, the benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is most likely that not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above should be reflected as a liability for uncertain tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination.

The Company believes its tax positions are all highly certain of being upheld upon examination. As such, the Company has not recorded a liability for uncertain tax benefits.

The Company has adopted ASC 740-10-25 Definition of Settlement, which provides guidance on how an entity should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits and provides that a tax position can be effectively settled upon the completion and examination by a taxing authority without being legally extinguished. For tax position considered effectively settled, an entity would recognize the full amount of tax benefit, even if the tax position is not considered more likely that not to be sustained based solely on the basis of its technical merits and the statute of limitations remains open. The federal and state income tax returns of the Company are subject to examination by the IRS and state taxing authorities, generally for three years after they were filed.

Revenue Recognition

The Company has not generated revenue. The Company will recognize revenue when all the conditions for revenue recognition are met: (i) persuasive evidence of an arrangement exists, (ii) collection of the fee is probable, (iii) the sales price is fixed and determinable and (iv) delivery has occurred or services have been rendered.

Recent accounting pronouncements

In July 2012, the FASB issued ASU 2012-02, Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment, on testing for indefinite-lived intangible assets for impairment. The new guidance provides an entity to simplify the testing for a drop in value of intangible assets such as trademarks, patents, and distribution rights. The amended standard reduces the cost of accounting for indefinite-lived intangible assets, especially in cases where the likelihood of impairment is low. The changes permit businesses and other organizations to first use subjective criteria to determine if an intangible asset has lost value.

The amendments to U.S. GAAP will be effective for fiscal years starting after September 15, 2012. The Company’s adoption of this accounting guidance does not have a material impact on the consolidated financial statements and related disclosures.

There were other updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

NOTE 3 – MERGER AGREEMENT

On May 24, 2012, the Company entered into a Merger Agreement with (i) Red Battle, owner of all of the outstanding membership interests of each of Arttor Gold, and Noble Effort (ii) Pershing, owner of all of the outstanding capital stock of Red Battle, and (iii) Acquisition Sub (see Note 1). Upon closing of the Merger, Acquisition Sub merged with and into Red Battle, and Red Battle, as the surviving corporation, became the Company’s wholly-owned subsidiary.  In consideration for the foregoing, the Company paid Pershing, as Red Battle’s sole shareholder, (i) $2,000,000 in cash (the “Cash Consideration”), (ii) a 5% promissory note in the principal amount of $500,000 due 18 months following the issuance date (the “Note”) and (iii) 25,000,000 shares of the Company’s common stock (the “Stock Consideration”, and, together with the Cash Consideration and the Note, the “Merger Consideration”).  As further consideration, (i) Arthur Leger entered into an NSR Agreement with Pershing Royalty Company, the wholly owned subsidiary of Pershing, granting Pershing Royalty Company a 1% royalty on certain claims; (ii) Mr. Leger agreed to cancel 1,750,000 shares of Pershing’s common stock held by Mr. Leger prior to the Merger; and (iii) Mr. Leger agreed to defer certain royalty payments under the terms of lease agreements with Arttor Gold related to the Red Rock and North Battle Mineral Prospect claims.

Under the terms of the Note, all outstanding principal, together with all accrued but unpaid interest, is payable upon the earlier of: (i) the closing of  one or more private placements of the Company’s securities in which the Company receives gross proceeds of at least $7,500,000 or (ii) 18 months following the issuance of the Note. In November 2012, the Company repaid $500,000 and accrued interest of $11,556 to Pershing. As of December 31, 2012, note payable and accrued interest amounted to $0.

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

North Battle Mountain and Red Rock Mineral Prospects

Arttor Gold has the rights to explore the North Battle Mountain Mineral Prospect located in Lander County, Nevada.

The North Battle Mountain Mineral Prospect is located in Lander County, Nevada, 11 miles north of the town of Battle Mountain in north central Nevada.  As of December 31, 2012, the property consists of 72 unpatented lode mining claims and encompasses 1440 acres.

NOTE 4 – MINERAL PROPERTIES

The Red Rock Mineral Prospect is located in Lander County, Nevada, 26 miles south of the town of Battle Mountain.  As of December 31, 2012, the property consists of unpatented lode mining claims, totaling 355 claims and encompassing approximately 7,000 acres. In August 2011, the Company was granted the exclusive right to explore, mine and develop any and all metals, ores and other minerals on the properties located within the Red Rock Properties under a mining lease agreement with Centerra (US) Inc. and the Company refers to this property as Centerra Gold Prospect. The Centerra Gold Prospect is located in Lander County, Nevada, 26 miles south of the town of Battle Mountain and consists of 24 unpatented lode mining claims and encompasses approximately 480 acres.

In November 2012, the Company entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with X-Cal USA, Inc. and Paramount Gold & Silver Corp. (collectively the “Sellers”) pursuant to which the Sellers sold certain properties and mining claims to the Company in consideration for 6 million shares of the Company’s common stock as well as the assumption of certain royalty obligation and reimbursement of $21,000 of annual maintenance fees with respect to mining claims paid in September 2012. The acquisition includes Paramount’s Reese River Gold Project which is an early stage exploration prospect consisting of 148 unpatented lode mining claims totaling 2,960 acres which are situated along the highly-productive Battle Mountain Mineral trend in Nevada. These claim blocks border the NE section of Red Rock. This acquisition expands the Red Rock district holdings to 527 claims or 10,440 acres. During the year ended December 31, 2012, the Company recorded impairment of mining rights of $2,400,000 in connection with these mining claims (see Note 7). The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. Such costs were impaired as the associated mineral properties do not currently have any identified proven and probable reserves.

As of December 31, 2012, the North Battle Mountain and Red Rock Mineral Prospects including the Centerra Gold Prospect consist of a total of 599 unpatented lode mining claims.

The exploration rights to most of these properties are held through two amended and restated mining leases dated July 15, 2011 (the “Leger Leases”) between Arttor Gold and Art Leger, formerly Pershing's and Arttor Gold’s Chief Geologist and consultant, and currently Vice President of Exploration and Chief Geologist of the Company, who located the mining claims in 2004, and an additional mining lease dated August 22, 2011 (the “Centerra Lease”) between Arttor Gold and Centerra (US) Inc. (see Note 6).  The Leger Leases grant us the exclusive right to explore, mine and develop gold, silver, palladium, platinum and other minerals on the properties for a term of ten years, and may be renewed in ten year increments.  The terms of the Leger Leases may not exceed 99 years.

The North Battle Mountain and Red Rock Mineral Prospects properties do not currently have any reserves and all activities undertaken and currently proposed are exploratory in nature.

NOTE 5– RELATED PARTY TRANSACTIONS

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

Assuming the conversion into common stock of the Company’s Series A Preferred Stock, the interest in the Company of the Pershing Shareholder and entities controlled by Mr. Honig shall account for 18% upon the closing of the Merger.  In addition to being large shareholders of Pershing and the Company, both the Pershing Shareholder and Mr. Honig/entities controlled by Mr. Honig, directly and indirectly, may influence Pershing’s decisions with respect to voting of the 25,000,000 shares of the Company’s common stock as of December 31, 2012, owned by Pershing through their investments in both the Company and Pershing. Mr. Honig has served as co-Chairman of Pershing and currently is a director of Pershing.  Accordingly, Pershing and Mr. Honig are considered to be founders and “promoters” of the Company as defined under the Securities Act of 1933, as amended (the “Securities Act”).  As a result of the aforementioned, the Pershing Shareholder and Mr. Honig/entities controlled by Mr. Honig being among the largest shareholders of the Company and Pershing, there may exist certain conflicts of interest with respect to the business and affairs of each of these companies.  The Company believes that such Pershing Shareholder and Mr. Honig/entities controlled by Mr. Honig are independent private investors who have no agreements, arrangements or understandings with respect to the ownership or control over any of these companies. The Company also considered the guidance in EITF 02-5 “Common Control”, that the Merger was not treated as a common control transaction as there were no group of shareholders that holds more than 50% of the voting ownership interest of each entity with contemporaneous written evidence of an agreement to vote a majority of the entities’ shares in concert exists.

NOTE 6 – COMMITMENTS

Royalty Agreement - F.R.O.G. Consulting, LLC

On May 24, 2011, Arttor Gold entered into two lease agreements with F.R.O.G. Consulting, LLC, an affiliate of one of the former members of Arttor Gold, for the Red Rock Mineral Prospect and the North Battle Mountain Mineral Prospect.  The leases grant the exclusive right to explore, mine and develop gold, silver, palladium, platinum and other minerals on the properties for a term of ten (10) years and may be renewed in ten (10) year increments.  The terms of the Leases may not exceed ninety-nine (99) years. Arttor Gold may terminate these leases at any time.

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

Until production is achieved, Arttor Gold’s lease payments (deemed “advance minimum royalties”) consist of an initial payment of $5,000 upon signing of each lease, followed by annual payments according to the following schedule for each lease:

Due Date of Advance Minimum Royalty Payment	Amount of Advance Minimum Royalty Payment

2nd Anniversary (May 24, 2013 –see note below)	$50,000
3rd Anniversary (May 24, 2014)	$45,000
4th Anniversary (May 24, 2015)	$80,000
5th Anniversary and annually thereafter during the term of the lease (May 24, 2016 to May 24, 2021)	The greater of $100,000 or the U.S. dollar equivalent of 90 ounces of gold

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

The Leger Leases also require Arttor Gold to spend a total of $100,000 on work expenditures on each property for the period from lease signing until December 31, 2012 and $200,000 on work expenditures on each property per year in 2013 and annually thereafter. The Company has fulfilled the 2012 obligation and has spent approximately $1,230,000 of expenditures for both properties.

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

On July 15, 2011, Arttor Gold entered into amended and restated lease agreements for the Red Rock Mineral Prospect and the North Battle Mountain Mineral Prospect by and among Arthur Leger (the “Lessor”) and F.R.O.G. Consulting, LLC (the “Payment Agent”) (collectively the “Parties”) in order to carry out the original intentions of the Parties and to correct the omissions and errors in the original lease, dated May 24, 2011. In the original lease, the Parties intended to identify Arthur Leger as the owner and lessor of the Red Rock Mineral Prospect and the North Battle Mountain Mineral Prospect and to designate the Payment Agent as the entity responsible for collecting and receiving all payments on behalf of Lessor. Lessor is the sole member of the Payment Agent and owns 100% of the outstanding membership interests of the Payment Agent.

All other terms and conditions of the original lease remain in full force and effect.  Lessor is the former Chief Geologist of Pershing and Arttor Gold and currently a director and Vice President of Exploration and Chief Geologist of the Company.

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

Due Date of Advance Minimum Royalty Payment	Amount of Advance Minimum Royalty Payment
1st Anniversary (August 2012 - paid)	$12,000
On or before each of the 2nd and 3rd Anniversary (August 2013 and August 2014)	15,000
On or before each of the 4th and 5th Anniversary (August 2015 and August 2016)	20,000
On or before each of the 6th and 7th Anniversary (August 2017 and August 2018)	25,000
On or before each of the 8th and 9th Anniversary (August 2019 and August 2020)	30,000
10th Anniversary and subsequent anniversaries so long the agreement shall remain in effect (August 2021)	40,000

In the event that Arttor Gold produces gold or other minerals from these leases, Arttor Gold agrees to pay lessor a production royalty equal to 4% of net smelter returns for all products extracted, produced and sold from this property after recoupment of the advance minimum royalty payments previously made to lessor pursuant to the payment table above. No production royalty shall be payable on rock, dirt, limestone, or similar materials used by lessee in its operations. Arttor Gold has the right to buy down the production royalties by payment of $1,500,000 for the first one percent (1%) on or before completion of a positive feasibility study and another one percent (1%) by making cash payment of $2,500,000 on or before achievement of commercial production. The leases also requires

Arttor Gold to spend a total of $100,000 on work expenditures on this property for the period from lease signing until 5th anniversary, $150,000 on work expenditures on this property for the period from the 6th anniversary until 10th anniversary and $200,000 on work expenditures on this property per year on the 11th anniversary and annually thereafter. The Company has fulfilled the 2012 obligation and has spent approximately $183,000 of expenditures under the Centerra lease. Arttor Gold is required to make annual claim maintenance payments to the BLM and to the counties in which its property is located. If Arttor Gold fails to make these payments, it will lose its rights to the property. In August 2012, the Company paid the first annual lease payment of $12,000.

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

Assumed Royalty Agreement from X-Cal USA Inc.

In November 2012, the Company assumed certain royalty obligation pursuant to an Asset Purchase Agreement (see Note 4) with X-Cal USA, Inc. and Paramount Gold & Silver Corp. The royalty obligation on production is equal to 2% of net returns from the production and sale of valuable minerals from the mineral claims acquired from the Sellers.

Geological Advisory Board Agreements

In August 2012, the Board approved the creation of a Geological Advisory Board and appointed Odin Christensen and Winthrop A. Rowe. Mr. Christensen and Mr. Rowe shall receive $10,000 per annum in consideration for their services on the Geological Advisory Board.

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

Common Stock

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

On May 24, 2012, the Company and  DRC Partners LLC entered into an agreement (the “DRC Consulting Agreement”) pursuant to which the consultant agreed to provide investor relations services to the Company for consideration consisting of a (i) one-time fee of $10,000 and (ii) 100,000 shares of Common Stock per month. In May 2012, the Company issued such 100,000 shares and valued these common shares at the fair market value on the date of grant (based on the recent selling price of the Company’s common stock at private placements) at approximately $0.40 per share or $40,000. In September 2012, Company issued such 300,000 shares for investor relations services rendered and valued these common shares at the fair market value on the date of grant approximately $0.61 per share or $182,000. As of December 31, 2012, the Company recorded accrued expenses of $389,200 due to such consultant which represents 400,000 shares due for the months from September 2012 to December 2012.

Additionally, on May 24, 2012, the Company and Interactive Investors, Inc. entered into an agreement (the “Interactive Consulting Agreement”) pursuant to which the consultant agreed to provide investor relations services to the Company for consideration consisting of (i) a one- time fee of $1,750,000 (the “Cash Consideration”) and (ii) 1,000,000 shares of the Company’s Common Stock. In May 2012, the Company issued such 1,000,000 shares and valued these common shares at the fair market value on the date of grant (based on the recent selling price of the Company’s common stock at private placements) at $0.40 per share and valued at $400,000. In May 2012, the Interactive Consulting Agreement was amended whereby the Cash Consideration was decreased to $1,000,000 from $1,750,000. In December 2012, the Company renegotiated the Consulting Agreement whereby the Cash Consideration was further decreased to $500,000 and such consultant refunded back $500,000 to the Company. As of December 31, 2012, the Company has paid its obligation under the Interactive Consulting Agreement.

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

On January 3, 2013, Mr. Lindsay resigned from his position as the Director of the Company.

Additionally, the Company recorded stock-based compensation expense of $2,040,000 in connection with the vested restricted stock grants. The 400,000 options were valued on the grant date at approximately $0.32 per option or a total of $129,640 using a Black-Scholes option pricing model with the following assumptions: stock price of $0.40 per share (based on the recent selling price of the Company’s common stock at private placements), volatility of 106% (estimated using volatilities of similar companies), expected term of 6 years, and a risk free interest rate of 0.77%.  For the year ended December 31, 2012, the Company recorded stock-based compensation of $78,773.

At December 31, 2012, there was a total of $50,867 of unrecognized compensation expense related to this non-vested option-based compensation arrangements.

In November 2012, the Company entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with X-Cal USA, Inc. and Paramount Gold & Silver Corp. (collectively the “Sellers”) pursuant to which the Sellers sold certain properties and mining claims to the Company in consideration for 6 million shares of the Company’s common stock as well as the assumption of certain royalty obligation and reimbursement of $21,000 of annual maintenance fees with respect to mining claims paid in September 2012. The Company valued the 6 million common shares at the fair market value on the date of grants at approximately $0.40 per share (based on the recent selling price of the Company’s common stock at private placements) or $2,400,000 and was recorded into mineral rights. During the year ended December 31, 2012, the Company recorded an impairment expense of $2,400,000 in connection with these mining claims.

Between October 29, 2012 and November 9, 2012, the Company sold an aggregate of 3,025,000 units (the “Units”) with gross proceeds to the Company of $1,210,000 to certain accredited investors pursuant to a subscription agreement (the “Subscription Agreement”). Each Unit was sold for a purchase price of $0.40 per Unit and consisted of: (i) one share of the Company’s common stock and (ii) a five-year warrant to purchase seventy-five (75%) percent of the number of shares of common stock purchased at an exercise price of $0.55 per share (2,268,750 warrants), subject to adjustment upon the occurrence of certain events such as stock splits and dividends. The warrants may be exercised on a cashless basis if at any time there is no effective registration statement covering the resale of the shares of common stock underlying the warrants. The Company paid placement agent fees of $76,000 and related legal fees of $8,000 in cash in connection with the sale of the Units.

In December 2012, the Company entered into a 1 year consulting agreement pursuant to which the consultant agreed to provide public relations services to the Company. In consideration for the services, the Company issued 1,500,000 shares of the Company’s common stock and valued these common shares at the fair market value on the date of grant at $0.65 per share or $975,000. In connection with issuance of these common shares, the Company recorded public relations expenses for the year ended December 31, 2012 of $40,625 with a remaining prepaid expense at December 31, 2012 of $934,375 to be amortized over the remaining consulting agreement term.

Stock Options

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

In October 2012, the Company granted 300,000 10-year options to purchase shares of common stock exercisable at $0.40 per share to a consultant of the Company pursuant to a consulting agreement for business advisory services. The stock options shall vest 25% every three months and were granted under the Company’s 2012 Equity Incentive Plan. The 300,000 options were valued on the grant date at approximately $0.96 per option or a total of $286,500 using a Black-Scholes option pricing model with the following assumptions: stock price of $1.05 per share, volatility of 116% (estimated using volatilities of similar companies), expected term of 6 years, and a risk free interest rate of 0.62%. During the year ended December 31, 2012, the Company recorded stock based consulting expense of $71,624. At December 31, 2012, there was a total of $214,876 of unrecognized compensation expense related to this non-vested option-based compensation arrangements.

A summary of the stock options as of December 31, 2012 and changes during the period are presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Balance at December 31, 2011	-	-	-
Granted	700,000	0.40	10.0
Exercised	-	-	-
Forfeited	-	-	-
Cancelled	-	-	-
Balance outstanding at December 31, 2012	700,000	$0.40	9.55

Options exercisable at end of year	175,000	$0.40
Options expected to vest	525,000
Weighted average fair value of options granted during the period		$0.59

Stock options outstanding at December 31, 2012 as disclosed in the above table have approximately $245,000 intrinsic value at the end of the year.

Stock Warrants

A summary of the status of the Company's outstanding stock warrants as of December 31, 2012 and changes during the period then ended is as follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Balance at December 31, 2011	-	$-	-
Granted	2,268,750	0.55	5.00
Cancelled	-	-	-
Forfeited	-	-	-
Exercised	-	-	-
Balance at December 31, 2012	2,268,750	$0.55	4.84

Warrants exercisable at December 31, 2012	2,268,750	$0.55	4.84

Weighted average fair value of warrants granted during the year ended December 31, 2012		$0.55

NOTE 8 – INCOME TAXES

Prior to the Merger on May 24, 2012, the Company was a limited liability company whereby elements of income taxation including income, expense, credits and allowances are reflected in a proportional basis on the members’ individual income tax returns. Accordingly, there is no provision for income taxes in these consolidated financial statements until May 23, 2012.

Beginning on May 24, 2012, the Company’s tax status changed to a C Corporation.  The Company accounts for income taxes under ASC Topic 740: Income Taxes which requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and the tax basis of assets and liabilities, and for the expected future tax benefit to be derived from tax losses, tax credit carryforwards, and other tax assets. ASC Topic 740 additionally requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. The Company has a net operating loss carryforward for tax purposes totaling approximately $2,402,000 at December 31, 2012, expiring through the year 2032. Internal Revenue Code Section 382 places a limitation on the amount of taxable income that can be offset by carryforwards after certain ownership shifts.

The table below summarizes the differences between the Company’s effective tax rate and the statutory federal rate as follows for the year ended December 31, 2012:

Tax benefit computed at "expected" statutory rate	$(2,910,000)
State income taxes, net of benefit	(498,000)
Permanent differences :
Stock based compensation and consulting	1,169,000
Impairment expense	984,000
Pre-merger stub period losses	151,000
Increase in valuation allowance	1,104,000
Net income tax benefit	$—

The table below summarizes the differences between the Companies’ effective tax rate and the statutory federal rate as follows for the period ended:

December 31, 2012

Computed "expected" tax expense (benefit)	(35.0)%
State income taxes	(6.0)%
Permanent differences	28.0%
Change in valuation allowance	13.0%

Effective tax rate	0.0%

The Company has a deferred tax asset which is summarized as follows at December 31, 2012:

Net operating loss carryover	$985,000

Amortizable exploration cost	119,000

Gross deferred tax asset	1,104,000
Less: valuation allowance	(1,104,000)
Net deferred tax asset	$—

After consideration of all the evidence, both positive and negative, management has recorded a full valuation allowance at December 31, 2012, due to the uncertainty of realizing the deferred income tax assets. The valuation allowance was increased by $1,104,000.

Had the Company been a subchapter C Corporation for federal and state income tax purposes prior to May 24, 2012, the tax net operating loss carryforwards would have been increased by approximately $1,239,000 as of December 31, 2012 and the deferred asset before any valuation allowance would have been increased by $508,000. However, due to tax losses and management’s recording of a full valuation allowance, income tax expense would have been zero for the prior period presented.

NOTE 9 – SUBSEQUENT EVENTS

Effective January 17, 2013, Arthur Leger resigned as the President, Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer of the Company.  Immediately upon Mr. Leger’s resignation, on January 17, 2013, David Rector, a current director of the Company, was appointed as the Company’s interim Chief Executive Officer. Mr. Leger remains a director of the Company and was appointed as the Company’s Vice President of Exploration and Chief Geologist.

In consideration for Mr. Rector’s services as interim Chief Executive Officer, the Company’s Board of Directors awarded Mr. Rector a restricted stock grant under its 2012 Equity Incentive Plan equal to 3,000,000 shares of the Company’s common stock, which shall vest in three equal installments on January 17, 2014, January 17, 2015 and January 17, 2016.  Additionally, the Board of Directors agreed to pay Mr. Rector an annual salary of $185,000.

On January 17, 2013, the Board of Directors appointed James Davidson as a director of the Company.  In connection with his appointment as a director, the Company’s Board of Directors awarded Mr. Davidson a restricted stock grant under the Company’s 2012 Equity Incentive Plan equal to 500,000 shares of the Company’s common stock which shall vest in two equal installments on January 17, 2014 and January 17, 2015.

