Form 10-Q
period 2013-03-31
VALOR GOLD CORP.
filed 2013-05-10
CIK 1504937

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.  77,362,502 shares of common stock are issued and outstanding as of May 9, 2013.

OTHER PERTINENT INFORMATION

Unless specifically set forth to the contrary, “Valor Gold Corp.,” “Valor,” “we,” “us,” “our” and similar terms refer to Valor Gold Corp., a Delaware corporation, and subsidiaries.

Item 1.  Financial  Statements

VALOR GOLD CORP. AND SUBSIDIARIES
(FORMERLY FELAFEL CORP.)
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

	March 31, 2013	December 31, 2012
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$140,134	$812,671
Prepaid expenses	844,375	1,127,205

Total Current Assets	984,509	1,939,876

Other assets:
Property and equipment, net	2,337	-
Deposits	118,000	118,000

Total Other Assets	120,337	118,000

Total Assets	$1,104,846	$2,057,876

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$650,891	$671,195

Total Liabilities	650,891	671,195

STOCKHOLDERS' EQUITY :
Preferred stock, $0.0001 par value; 50,000,000 authorized
Convertible Series A Preferred stock ($.0001 Par Value; 5,000,000 Shares Authorized;
5,000,000 shares issued and outstanding as of
March 31, 2013 and December 31, 2012)	500	500
Common stock ($.0001 Par Value; 200,000,000 Shares Authorized;
77,362,500 and 77,112,500 shares issued and outstanding as of
March 31, 2013 and December 31, 2012, respectively)	7,737	7,712
Additional paid-in capital	11,292,637	10,812,491
Accumulated deficit	(10,846,919)	(9,434,022)

Total Stockholders' Equity	453,955	1,386,681

Total Liabilities and Stockholders' Equity	$1,104,846	$2,057,876

See accompanying notes to unaudited consolidated financial statements.

VALOR GOLD CORP. AND SUBSIDIARIES
(FORMERLY FELAFEL CORP.)
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS

			For the Period from
	For the Three Months Ended	For the Three Months Ended	April 28, 2011 (Inception)
	March 31, 2013	March 31, 2012	to March 31, 2013
	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$-	$-	$-

Operating expenses:
Exploration cost	370,668	51,585	2,653,877
Compensation and related taxes	356,067	38,443	2,809,739
Consulting fees	574,984	1,641	2,425,265
Impairment expense	-	-	2,400,000
Professional fees	53,418	408	282,436
General and administrative expenses	57,760	7,303	264,046

Total operating expenses	1,412,897	99,380	10,835,363

Loss from operations	(1,412,897)	(99,380)	(10,835,363)

Other expense
Interest expense	-	-	(11,556)

Total other expenses	-	-	(11,556)

Loss before provision for income taxes	(1,412,897)	(99,380)	(10,846,919)

Provision for income taxes	-	-	-

Net loss	$(1,412,897)	$(99,380)	$(10,846,919)

WEIGHTED AVERAGE COMMON SHARES
Basic and Diluted	77,187,500	25,000,000	45,476,868

NET LOSS PER COMMON SHARE:
OUTSTANDING - Basic and Diluted	(0.02)	(0.00)	(0.24)

See accompanying notes to unaudited consolidated financial statements.

VALOR GOLD CORP. AND SUBSIDIARIES
(FORMERLY FELAFEL CORP.)
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS

			For the Period from
	For the Three Months Ended	For the Three Months Ended	April 28, 2011 (Inception)
	March 31, 2013	March 31, 2012	to March 31, 2013
	(Unaudited)	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,412,897)	(99,380)	(10,846,919)
Adjustments to reconcile net loss from operations to net cash used in operating activities:
Common stock issued for services	276,096	-	2,938,096
Depreciation	81	-	81
Amortization of prepaid expense in connection
with the issuance of common stock issued for prepaid services	287,900	-	328,525
Stock-based compensation in connection with options granted	71,625	-	222,022
Impairment expense	-	-	2,400,000
Changes in assets and liabilities:
Prepaid expenses	127,380	35,734	(65,450)
Deposits	-	(5,000)	(118,000)
Accounts payable and accrued expense	(20,304)	(24,243)	650,891

NET CASH USED IN OPERATING ACTIVITIES	(670,119)	(92,889)	(4,490,754)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(2,418)	-	(2,418)
Cash paid in connection with the recapitalization of the Company	-	-	(2,000,000)

NET CASH USED IN INVESTING ACTIVITIES	(2,418)	-	(2,002,418)

CASH FLOWS FROM FINANCING ACTIVITIES:
Contributed capital	-	-	2,000,030
Net proceeds from sale of common and preferred stock	-	-	5,561,000
Payment on note payable	-	-	(500,000)
Advance to related parties, net of
proceeds from repayment by related party	-	(279,383)	(427,724)

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	-	(279,383)	6,633,306

NET (DECREASE) INCREASE IN CASH	(672,537)	(372,272)	140,134

CASH - beginning of period	812,671	380,072	-

CASH - end of period	$140,134	$7,800	$140,134

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$-	$-	$11,556
Income taxes	$-	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Note payable issued in connection with the recapitalization of the Company	$-	$-	$500,000
Distribution to former parent company and its subsidiary prior to Merger
included in the Recapitalization of the Company	$-	$-	$427,724

See accompanying notes to unaudited consolidated financial statements.

VALOR GOLD CORP. AND SUBSIDIARIES
(FORMERLY FELAFEL CORP.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013

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

Arttor Gold, a Nevada limited liability company, was formed and organized on April 28, 2011. Arttor Gold operates as a U.S. based junior gold exploration and mining company. For the period from April 28, 2011 (Inception) to March 31, 2013, Arttor Gold had no revenues and recorded transactions related to Arttor Gold’s preliminary exploration activities. Arttor Gold has the rights to explore on two Carlin-type gold properties located in Lander County, Nevada, known as Red Rock and North Battle Mountain. The liability of the member of Arttor Gold is limited to the member’s capital contributions.

Noble Effort, a Nevada limited liability company, was formed in June 2011 to explore potential acquisitions of natural resources properties suitable for exploration and development. On May 24, 2012, Arttor Gold and Pershing assigned its rights to explore the Centerra property to Noble Effort pursuant to an Assignment and Assumption of Lease Agreement.

Going Concern

The unaudited consolidated financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred losses since inception resulting in an accumulated deficit of approximately $10.8 million as of March 31, 2013, negative cash flows from operating activities and net loss of approximately $670,000 and $1.4 million, respectively, for the three months ended March 31, 2013.  The Company anticipates further losses in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The Company’s ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

VALOR GOLD CORP. AND SUBSIDIARIES
(FORMERLY FELAFEL CORP.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation and Principles of Consolidations

The consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) and present the consolidated financial statements of the Company and its wholly-owned subsidiaries as of March 31, 2013. All significant intercompany accounts and transactions have been eliminated in the consolidation. All adjustments (consisting of normal recurring items) necessary to present fairly the Company's financial position as of March 31, 2013, and the results of operations and cash flows for the three months ended March 31, 2013 have been included. The results of operations for the three months ended March 31, 2013 are not necessarily indicative of the results to be expected for the full year. The accounting policies and procedures employed in the preparation of these consolidated financial statements have been derived from the audited financial statements of the Company for the year ended December 31, 2012, which are contained in the Company’s Annual Report on Form 10-K filed with the SEC on March 28, 2013. The consolidated balance sheet as of December 31, 2012 was derived from those financial statements.

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

Cash and cash equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company places its cash with a high credit quality financial institution. The Company’s account at this institution is insured by the Federal Deposit Insurance Corporation ("FDIC") up to $250,000. At March 31, 2013, no amounts exceeded the limits. To reduce its risk associated with the failure of such financial institution, the Company evaluates at least annually the rating of the financial institution in which it holds deposits.

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
MARCH 31, 2013

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

Prepaid expenses

Prepaid expenses of $844,375 and $1,127,205 at March 31, 2013 and December 31, 2012, respectively, consist primarily of costs paid for future services which will occur within a year. Prepaid expenses include prepayments in cash and equity instruments for public relation services, prepaid insurance and prepaid mining claim fees which are being amortized over the terms of their respective agreements.

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

Bond

The Company posted a surface management bond with Bureau of Land Management (“BLM”) for a total of $118,000 and was included in deposits as reflected in the accompanying consolidated balance sheets as of March 31, 2013 and December 31, 2012, respectively.

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
MARCH 31, 2013

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Basic and Diluted Net Loss per Share

Net loss per common share is calculated in accordance with ASC Topic 260: Earnings Per Share (“ASC 260”). Basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. The computation of diluted net loss per share does not include dilutive common stock equivalents in the weighted average shares outstanding as they would be anti-dilutive. The Company has 300,000 options outstanding at March 31, 2013 and were excluded from the computation of diluted shares outstanding as they would have had an anti-dilutive impact on the Company’s net loss. The following table sets forth the computation of basic and diluted loss per share:

	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012
Numerator:
Net loss	$(1,412,897)	$(99,380)
Denominator:
Basic and diluted loss per share (weighted-average shares)	77,187,500	25,000,000
Basic and diluted loss per share	$(0.02)	$(0.00)

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
MARCH 31, 2013

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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
MARCH 31, 2013

NOTE 4 – MINERAL PROPERTIES

North Battle Mountain and Red Rock Mineral Prospects

Arttor Gold has the rights to explore the North Battle Mountain Mineral Prospect located in Lander County, Nevada.

The North Battle Mountain Mineral Prospect is located in Lander County, Nevada, 11 miles north of the town of Battle Mountain in north central Nevada.  As of March 31, 2013 and December 31, 2012, the property consists of 72 unpatented lode mining claims and encompasses 1440 acres.

The Red Rock Mineral Prospect is located in Lander County, Nevada, 26 miles south of the town of Battle Mountain.  As of March 31, 2013, the property consists of unpatented lode mining claims, totaling 355 claims and encompassing approximately 7,000 acres. In August 2011, the Company was granted the exclusive right to explore, mine and develop any and all metals, ores and other minerals on the properties located within the Red Rock Properties under a mining lease agreement with Centerra (US) Inc. and the Company refers to this property as Centerra Gold Prospect. The Centerra Gold Prospect is located in Lander County, Nevada, 26 miles south of the town of Battle Mountain and consists of 24 unpatented lode mining claims and encompasses approximately 480 acres.

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

As of March 31, 2013, the North Battle Mountain and Red Rock Mineral Prospects including the Centerra Gold Prospect consist of a total of 599 unpatented lode mining claims.

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
MARCH 31, 2013

NOTE 5– RELATED PARTY TRANSACTIONS (continued)

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

Assuming the conversion into common stock of the Company’s Series A Preferred Stock, the interest in the Company of the Pershing Shareholder and entities controlled by Mr. Honig shall account for 18% upon the closing of the Merger.  In addition to being large shareholders of Pershing and the Company, both the Pershing Shareholder and Mr. Honig/entities controlled by Mr. Honig, directly and indirectly, may influence Pershing’s decisions with respect to voting of the 22,000,000 shares of the Company’s common stock as of March 31, 2013, owned by Pershing through their investments in both the Company and Pershing. Mr. Honig has served as co-Chairman of Pershing and currently is a director of Pershing.  Accordingly, Pershing and Mr. Honig are considered to be founders and “promoters” of the Company as defined under the Securities Act of 1933, as amended (the “Securities Act”).  As a result of the aforementioned, the Pershing Shareholder and Mr. Honig/entities controlled by Mr. Honig being among the largest shareholders of the Company and Pershing, there may exist certain conflicts of interest with respect to the business and affairs of each of these companies. The Company believes that such Pershing Shareholder and Mr. Honig/entities controlled by Mr. Honig are independent private investors who have no agreements, arrangements or understandings with respect to the ownership or control over any of these companies. The Company also considered the guidance in EITF 02-5 “Common Control”, that the Merger was not treated as a common control transaction as there were no group of shareholders that holds more than 50% of the voting ownership interest of each entity with contemporaneous written evidence of an agreement to vote a majority of the entities’ shares in concert exists.

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
MARCH 31, 2013

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

The Leger Leases also require Arttor Gold to spend a total of $100,000 on work expenditures on each property for the period from lease signing until December 31, 2012 and $200,000 on work expenditures on each property per year in 2013 and annually thereafter. The Company has fulfilled the 2012 obligation and has spent approximately $1,230,000 of expenditures for both properties. The Company has spent approximately $371,000 of exploration expenditures for both properties during the three months ended March 31, 2013.

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
MARCH 31, 2013

NOTE 6 – COMMITMENTS (continued)

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

Geological Advisory Board Agreements

In August 2012, the Board approved the creation of a Geological Advisory Board and appointed Odin Christensen and Winthrop A. Rowe.  Mr. Christensen and Mr. Rowe shall receive $10,000 per annum in consideration for their services on the Geological Advisory Board. At March 31, 2013, accrued director fee’s amounted to $5,000 and is included in accounts payable and accrued expenses.

VALOR GOLD CORP. AND SUBSIDIARIES
(FORMERLY FELAFEL CORP.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013

NOTE 7– STOCKHOLDERS’ EQUITY

Common Stock

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

On May 24, 2012, the Company and  DRC Partners LLC entered into an agreement (the “DRC Consulting Agreement”) pursuant to which the consultant agreed to provide investor relations services to the Company for consideration consisting of a (i) one-time fee of $10,000 and (ii) 100,000 shares of Common Stock per month. In May 2012, the Company issued such 100,000 shares and valued these common shares at the fair market value on the date of grant (based on the recent selling price of the Company’s common stock at private placements) at approximately $0.40 per share or $40,000. In September 2012, Company issued such 300,000 shares for investor relations services rendered and valued these common shares at the fair market value on the date of grant approximately $0.61 per share or $182,000.  As of March 31, 2013, the Company recorded accrued expenses of $547,864 due to such consultant which represents 700,000 shares due for the months from September 2012 to March 2013.

Additionally, on May 24, 2012, the Company and Interactive Investors, Inc. entered into an agreement (the “Interactive Consulting Agreement”) pursuant to which the consultant agreed to provide investor relations services to the Company for consideration consisting of (i) a one- time fee of $1,750,000 (the “Cash Consideration”) and (ii) 1,000,000 shares of the Company’s Common Stock. In May 2012, the Company issued such 1,000,000 shares and valued these common shares at the fair market value on the date of grant (based on the recent selling price of the Company’s common stock at private placements) at $0.40 per share and valued at $400,000. In May 2012, the Interactive Consulting Agreement was amended whereby the Cash Consideration was decreased to $1,000,000 from $1,750,000. In December 2012, the Company renegotiated the Consulting Agreement whereby the Cash Consideration was further decreased to $500,000 and such consultant refunded back $500,000 to the Company. The Company has paid its obligation under the Interactive Consulting Agreement.

VALOR GOLD CORP. AND SUBSIDIARIES
(FORMERLY FELAFEL CORP.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013

NOTE 7– STOCKHOLDERS’ EQUITY (continued)

On May 24, 2012, the Company appointed Arthur Leger, David Rector and Oliver-Barret Lindsay as directors of the Company.  In addition, Arthur Leger was appointed as the Company’s new Chief Executive Officer, President, Chief Financial Officer, Treasurer and Secretary.  The Company issued 4,000,000 shares of Common Stock to Mr. Leger, of which 2,000,000 shall vest immediately, 1,000,000 which shall vest upon the discovery of 500,000 ounces of gold on the Company’s properties and the remaining 1,000,000 which shall vest on the discovery of an additional 500,000 ounces of gold on the Company’s properties.  The Company issued 5,000,000 shares of Common Stock to Mr. Rector, of which 3,000,000 shall vest immediately, 1,000,000 which shall vest upon the discovery of 500,000 ounces of gold on the Company’s properties and the remaining 1,000,000 which shall vest on the discovery of an additional 500,000 ounces of gold on the Company’s properties.  The Company issued 100,000 shares of Common Stock and options to purchase 400,000 shares of Common Stock to Mr. Lindsay.  The shares of Common Stock issued to Mr. Lindsay shall vest immediately and, commencing six months from the date of issuance, one fourth of the options shall vest every six months provided that Mr. Lindsay remains on the Company’s board of directors. Mr. Rector is currently a director of Pershing. During the year ended December 31, 2012, the Company recorded stock-based compensation expense of $2,040,000 in connection with the vested restricted stock grants.

On January 3, 2013, Mr. Lindsay resigned from his position as the Director of the Company. Consequently, during the three months ended March 31, 2013, 400,000 options were forfeited in accordance with the resignation of the former director.

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

In December 2012, the Company entered into a 1 year consulting agreement pursuant to which the consultant agreed to provide public relations services to the Company. In consideration for the services, the Company issued 1,500,000 shares of the Company’s common stock and valued these common shares at the fair market value on the date of grant at $0.65 per share or $975,000. In connection with issuance of these common shares, the Company recorded public relations expenses for the three months ended March 31, 2013 of $243,750 with a remaining prepaid expense at March 31, 2013 of $690,625 to be amortized over the remaining consulting agreement term.

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
MARCH 31, 2013

NOTE 7– STOCKHOLDERS’ EQUITY (continued)

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

During the three months ended March 31, 2013, the Company recorded stock-based compensation expense of $276,096 in connection with the vested restricted stock grants discussed above.

In March 2013, the Company entered into a 90 day consulting agreement pursuant to which the consultant agreed to provide public relations services to the Company. In consideration for the services, the Company issued 250,000 shares of the Company’s common stock and valued these common shares at the fair market value on the date of grant at approximately $0.53 per share or $132,450. In connection with issuance of these common shares, the Company recorded public relations expenses for the three months ended March 31, 2013 of $44,150 with a remaining prepaid expense at March 31, 2013 of $88,300 to be amortized over the remaining consulting agreement term.

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

In October 2012, the Company granted 300,000 10-year options to purchase shares of common stock exercisable at $0.40 per share to a consultant of the Company pursuant to a consulting agreement for business advisory services. The stock options shall vest 25% every three months and were granted under the Company’s 2012 Equity Incentive Plan. The 300,000 options were valued on the grant date at approximately $0.96 per option or a total of $286,500 using a Black-Scholes option pricing model with the following assumptions: stock price of $1.05 per share, volatility of 116% (estimated using volatilities of similar companies), expected term of 6 years, and a risk free interest rate of 0.62%. During the three months ended March 31, 2013, the Company recorded stock based consulting expense of $71,624. At March 31, 2013, there was a total of $143,252 of unrecognized compensation expense related to this non-vested option-based compensation arrangements.

A summary of the stock options as of March 31, 2013 and changes during the period are presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Balance at December 31, 2012	-	-	-
Granted	700,000	0.40	9.55
Exercised	-	-	-
Forfeited	(400,000)	0.40	9.39
Cancelled	-	-	-
Balance outstanding at March 31, 2013	300,000	$0.40	9.55

Options exercisable at end of year	150,000	$0.40
Options expected to vest	150,000
Weighted average fair value of options granted during the period		$-

Stock options outstanding at March 31, 2013 as disclosed in the above table have approximately $12,000 intrinsic value at the end of the period.

VALOR GOLD CORP. AND SUBSIDIARIES
(FORMERLY FELAFEL CORP.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013

NOTE 7– STOCKHOLDERS’ EQUITY (continued)

Stock Warrants

A summary of the status of the Company's outstanding stock warrants as of March 31, 2013 and changes during the period then ended is as follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Balance at December 31, 2012	2,268,750	$0.55	4.84
Granted	-	-	-
Cancelled	-	-	-
Forfeited	-	-	-
Exercised	-	-	-
Balance at March 31, 2013	2,268,750	$0.55	4.59

Warrants exercisable at March 31, 2013	2,268,750	$0.55	4.59

Weighted average fair value of warrants granted during the three months ended March 31, 2013		$-

NOTE 8– SUBSEQUENT EVENTS

On April 16, 2013, the Company’s management made a determination that it would be in the best interest of the Company and its shareholders to explore additional business opportunities and strategic alliances. This decision followed an analysis of the Company’s current mining prospects coupled with the current economic climate relating to the gold market in general, which has experienced a significant downturn. The Company plans on continuing its current business (as a junior exploration company) while exploring new strategic and developmental opportunities, including acquisitions, strategic alliances, consolidations or other partnering arrangements. Additionally, the Company may explore new opportunities in other business sectors that may be divergent from the Company’s historical business focus as an exploration stage gold and minerals company, in which case, the Company may choose to divest its historical business. To date, the Company has not entered into any binding agreements or made any formal decision regarding any of the foregoing.

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

Recent Events

On April 16, 2013, our management made a determination that it would be in the best interest of the Company and its shareholders to explore additional business opportunities and strategic alliances. This decision followed an analysis of the Company’s current mining prospects coupled with the current economic climate relating to the gold market in general, which has experienced a significant downturn. We plan on continuing our current business (as a junior exploration company) while exploring new strategic and developmental opportunities, including acquisitions, strategic alliances, consolidations or other partnering arrangements. Additionally, we may explore new opportunities in other business sectors that may be divergent from our historical business focus as an exploration stage gold and minerals company, in which case, we may choose to divest our historical business. To date, we have not entered into any binding agreements or made any formal decision regarding any of the foregoing.

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

Results of Operations

Valor Gold Corp.’s business began on April 28, 2011. We are an exploration stage company with no operations and have generated no revenues for the three months ended March 31, 2013 and 2012.

Operating Expenses

Total operating expenses for the three months ended March 31, 2013 as compared to the three months ended March 31, 2012, were approximately $1.4 million and $99,000, respectively. The $1.3 million increase in operating expenses for the three months ended March 31, 2013 includes approximately $356,000 of compensation expense related primarily to a stock based compensation expense of  approximately $276,000; $371,000 in exploration expenses on our North Battle Mountain and Red Rock properties, $575,000 in consulting fees related primarily to stock based consulting expenses of $72,000 and investor relation expenses of $447,000, $53,000 of professional fees primarily related to accounting and legal services and $58,000 in general and administrative expenses primarily for rent and office expenses.

Net Loss

As a result of the operating expense and other expense discussed above, we reported a net loss of approximately $1.4 million and $99,000 for the three months ended March 31, 2013 and 2012, respectively. We reported a net loss of approximately $10.8 million for the period from April 28, 2011 (Inception) to March 31, 2013.

Liquidity and Capital Resources

At March 31, 2013, our cash and cash equivalents totaled approximately $140,000 compared to $813,000 at December 31, 2012. At March 31, 2013 we have working capital of $333,618. The decrease  in cash was primarily attributable to approximately $371,000  in exploration costs, $56,500 of cash based  investor relations and consulting fees, $81,000 of cash based compensation, $53,000 in professional fees, $58,000 in general and administrative expenses .

We spent approximately $371,000 on exploration activities during the three months ended March 31, 2013. We will require external funding not only to pursue our exploration program, explore additional business opportunities and strategic alliances and also to maintain our operations beginning in May 2013. For the remainder of fiscal year 2013, we plan to spend approximately $2 million on our gold exploration expenses for our North Battle Mountain, Red Rock and Centerra Gold prospect properties and approximately $1,000,000 on public company expenses and general and administrative expenses. We we will not have sufficient capital to fund our exploration program as it is currently planned or to fund the acquisition and exploration of new properties through 2013 and will need to raise additional funds. The public company expenses include accounting and legal costs. We expect that the legal and accounting costs of becoming a public company will continue to impact our liquidity and we may need to obtain funds to pay those expenses. Those fees will be higher if our business volume and activity increases.

During 2013, our primary objective is to raise funds through the sale of our securities. We believe that our exploration program may vary depending on the amount of funds we are able to raise.

We believe we will need to raise approximately $3 million to implement our planned operations and pay for our gold exploration expenses for our North Battle Mountain, Red Rock and Centerra Gold prospect properties, property maintenance costs, working capital and general corporate expenses for the next 12 months. In order to fund our planned operations, we believe we will need to raise approximately $5 million for our operations for more than 12 months.

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

The following table summarizes our contractual obligations as of March 31, 2013:

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

On May 24, 2012, Mr. Leger agreed to defer receipt from Arttor Gold of the Advance Minimum Royalty Payment in the amount of $15,000 due on the first Anniversary of the lease related to each of North Battle and Red Rock until the second Anniversary date of each such lease.  Total payment on the second Anniversary date will be $50,000.

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

With respect to the quarterly period ended March 31, 2013, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures. Based upon this evaluation, the Company’s management has concluded that certain disclosure controls and procedures were not effective as of March 31, 2013 due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review. However, to the extent possible, we will implement procedures to assure that the initiation of transactions, the custody of assets and the recording of transactions will be performed by separate individuals. We believe that the foregoing steps will remediate the significant deficiency identified above, and we will continue to monitor the effectiveness of these steps and make any changes that our management deems appropriate.

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

Changes in Internal Controls.

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In March 2013, we issued 250,000 shares of Common Stock to a consultant in consideration for certain consulting services pursuant to a consulting agreement. The securities were sold and/or issued only to “accredited investors,” as such term is defined in the Securities Act in a transaction that did not involve any underwriters, underwriting discounts or commissions, or any public offering were not registered under the Securities Act or the securities laws of any state, and were offered and sold in reliance on the exemption from registration afforded by Section 4(2) under the Securities Act and corresponding provisions of state securities laws.

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

* Filed herein

101**
The following materials from Valor Gold Corp.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 are formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Cash Flow, (iii) the Consolidated Balance Sheets, and (iv) the Notes to the Consolidated Financial statements tagged as blocks of text.

**  In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Amendment to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013 shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VALOR GOLD CORP.

Date: May 10, 2013	By:	/s/ David Rector
David Rector
President and Chief Executive Officer
(Principal Executive Officer and Principal Financial and Accounting Officer)