Form 10-Q
period 2013-06-30
VALOR GOLD CORP.
filed 2013-08-09
CIK 1504937

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

or

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.  73,362,500 shares of common stock are issued and outstanding as of August 9, 2013.

OTHER PERTINENT INFORMATION

Unless specifically set forth to the contrary, “Valor Gold Corp.,” “Valor,” “we,” “us,” “our” and similar terms refer to Valor Gold Corp., a Delaware corporation, and subsidiaries.

Item 1.  Financial  Statements

VALOR GOLD CORP. AND SUBSIDIARIES
(FORMERLY FELAFEL CORP.)
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

	June 30, 2013	December 31, 2012
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$22,540	$812,671
Prepaid expenses and other current assets	461,200	982,219
Other current assets	29,638	-
Assets of discontinued operations	-	144,986

Total Current Assets	513,378	1,939,876

Other assets:
Property and equipment, net	2,216	-
Assets of discontinued operations - long term portion	40,000	118,000

Total Other Assets	42,216	118,000

Total Assets	$555,594	$2,057,876

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$737,951	$671,195

Total Liabilities	737,951	671,195

STOCKHOLDERS' (DEFICIT) EQUITY :
Preferred stock, $0.0001 par value; 50,000,000 authorized
Convertible Series A Preferred stock ($.0001 Par Value; 5,000,000 Shares Authorized;
5,000,000 shares issued and outstanding as of
June 30, 2013 and December 31, 2012)	500	500
Common stock ($.0001 Par Value; 200,000,000 Shares Authorized;
73,362,500 and 77,112,500 shares issued and outstanding as of
June 30, 2013 and December 31, 2012, respectively)	7,337	7,712
Additional paid-in capital	11,640,759	10,812,491
Accumulated deficit	(11,830,953)	(9,434,022)

Total Stockholders' (Deficit) Equity	(182,357)	1,386,681

Total Liabilities and Stockholders' (Deficit) Equity	$555,594	$2,057,876

See accompanying notes to unaudited consolidated financial statements.

VALOR GOLD CORP. AND SUBSIDIARIES
(FORMERLY FELAFEL CORP.)
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended June 30, 2013	For the Three Months Ended June 30, 2012	For the Six Months Ended June 30, 2013	For the Six Months Ended June 30, 2012	For the Period from April 28, 2011 (Inception) to June 30, 2013
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$-	$-	$-	$-	$-

Operating expenses:
Compensation and related taxes	331,481	2,072,237	687,548	2,110,680	3,141,220
Consulting fees	509,374	1,550,000	1,084,358	1,550,000	2,934,639
Professional fees	31,573	156,301	84,991	156,301	314,009
General and administrative expenses	30,526	48,043	88,286	57,395	294,572

Total operating expenses	902,954	3,826,581	1,945,183	3,874,376	6,684,440

Operating loss from continuing operations	(902,954)	(3,826,581)	(1,945,183)	(3,874,376)	(6,684,440)

Other expense
Interest expense	-	(2,534)	-	(2,534)	(11,556)

Total other expenses	-	(2,534)	-	(2,534)	(11,556)

Loss from continuing operations before provision for income taxes	(902,954)	(3,829,115)	(1,945,183)	(3,876,910)	(6,695,996)

Provision for income taxes	-	-	-	-	-

Loss from continuing operations	(902,954)	(3,829,115)	(1,945,183)	(3,876,910)	(6,695,996)

Discontinued operations:
Loss from discontinued operations, net of tax	(81,080)	(736,782)	(451,748)	(788,367)	(5,134,957)

Net loss	$(984,034)	$(4,565,897)	$(2,396,931)	$(4,665,277)	$(11,830,953)

WEIGHTED AVERAGE COMMON SHARES
Basic and Diluted	77,095,833	56,388,472	77,142,886	53,159,135	49,101,040

Loss per common share, basic and diluted:
Loss from continuing operations	(0.01)	(0.07)	(0.03)	(0.07)	(0.14)
Loss from discontinued operations	(0.00)	(0.01)	(0.01)	(0.01)	(0.10)

See accompanying notes to unaudited consolidated financial statements.

VALOR GOLD CORP. AND SUBSIDIARIES
(FORMERLY FELAFEL CORP.)
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30, 2013	For the Six Months Ended June 30, 2012	For the Period from April 28, 2011 (Inception) to June 30, 2013
	(Unaudited)	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,396,931)	(4,665,277)	(11,830,953)
Adjustments to reconcile net loss from operations to net cash used in operating activities:
Common stock issued for services	552,193	2,480,000	3,214,193
Depreciation	202	-	202
Amortization of prepaid expense in connection
with the issuance of common stock issued for prepaid services	619,950	-	660,575
Stock-based compensation in connection with options granted	143,250	11,253	293,647
Impairment expense	-	-	2,400,000
Changes in assets and liabilities:
Assets of discontinued operations	144,986	-	144,986
Prepaid expenses	33,519	34,596	(159,311)
Other current assets	(29,638)	-	(29,638)
Assets of discontinued operations - long term portion	78,000	(4,000)	(40,000)
Accounts payable and accrued expense	66,756	150,639	737,951

NET CASH USED IN OPERATING ACTIVITIES	(787,713)	(1,992,789)	(4,608,348)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(2,418)	-	(2,418)
Cash paid in connection with the recapitalization of the Company	-	(2,000,000)	(2,000,000)

NET CASH USED IN INVESTING ACTIVITIES	(2,418)	(2,000,000)	(2,002,418)

CASH FLOWS FROM FINANCING ACTIVITIES:
Contributed capital	-	-	2,000,030
Net proceeds from sale of common and preferred stock	-	4,360,000	5,561,000
Payment on note payable	-	-	(500,000)
Advance to related parties, net of
proceeds from repayment by related party	-	(17,402)	(427,724)

NET CASH PROVIDED BY FINANCING ACTIVITIES	-	4,342,598	6,633,306

NET (DECREASE) INCREASE IN CASH	(790,131)	349,809	22,540

CASH - beginning of period	812,671	380,073	-

CASH - end of period	$22,540	$729,882	$22,540

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$-	$-	$11,556
Income taxes	$-	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Note payable issued in connection with the recapitalization of the Company	$-	$500,000	$500,000
Distribution to former parent company and its subsidiary prior to Merger
included in the Recapitalization of the Company	$-	$427,724	$427,724
Subscription receivable in connection with the sale of common stock	$-	$75,000	$75,000

VALOR GOLD CORP. AND SUBSIDIARIES
(FORMERLY FELAFEL CORP.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013

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

Arttor Gold, a Nevada limited liability company, was formed and organized on April 28, 2011. Arttor Gold operated as a U.S. based junior gold exploration and mining company. For the period from April 28, 2011 (Inception) to June 30, 2013, Arttor Gold had no revenues and recorded transactions related to Arttor Gold’s preliminary exploration activities. Arttor Gold had the rights to explore on two Carlin-type gold properties located in Lander County, Nevada, known as Red Rock and North Battle Mountain. The liability of the member of Arttor Gold is limited to the member’s capital contributions.

Noble Effort, a Nevada limited liability company, was formed in June 2011 to explore potential acquisitions of natural resources properties suitable for exploration and development. On May 24, 2012, Arttor Gold and Pershing assigned its rights to explore the Centerra property to Noble Effort pursuant to an Assignment and Assumption of Lease Agreement.

On July 17, 2013, the Company and its wholly-owned subsidiary Arttor Gold (the “Lessee”), executed an agreement for the Termination of Mining Claim Leases (the “Termination Agreement”) with Arthur Leger and F.R.O.G. Consulting, LLC (Mr. Leger and F.R.O.G. Consulting, LLC, collectively, the “Lessor”).  Pursuant to the Termination Agreement, effective as of June 24, 2013, the Lessor and the Lessee terminated that certain North Battle Mountain Mineral Lease, dated as of May 24, 2011, and terminated that certain Red Rock Mineral Lease, dated as of May 24, 2011. The decision by the Company to terminate these leases followed changes in the direction of the Company and the decision to explore new strategic and developmental opportunities in other business sectors.

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS (continued)

Thus, the Company decided to discontinue its exploration stage gold and minerals business and prior periods have been restated in the Company’s consolidated financial statements and related footnotes to conform to this presentation. The Company is now considered a development stage company.

Going Concern

The unaudited consolidated financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred losses since inception resulting in an accumulated deficit of approximately $11.8 million as of June 30, 2013, negative cash flows from operating activities and net loss of approximately $788,000 and $2.4 million, respectively, for the six months ended June 30, 2013.  The Company anticipates further losses in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation and Principles of Consolidations

The consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) and present the consolidated financial statements of the Company and its wholly-owned subsidiaries as of June 30, 2013. All significant intercompany accounts and transactions have been eliminated in the consolidation. All adjustments (consisting of normal recurring items) necessary to present fairly the Company's financial position as of June 30, 2013, and the results of operations and cash flows for the six months ended June 30, 2013 have been included. The results of operations for the six months ended June 30, 2013 are not necessarily indicative of the results to be expected for the full year. The accounting policies and procedures employed in the preparation of these consolidated financial statements have been derived from the audited financial statements of the Company for the year ended December 31, 2012, which are contained in the Company’s Annual Report on Form 10-K filed with the SEC on March 28, 2013. The consolidated balance sheet as of December 31, 2012 was derived from those financial statements.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Cash and cash equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company places its cash with a high credit quality financial institution. The Company’s account at this institution is insured by the Federal Deposit Insurance Corporation ("FDIC") up to $250,000. At June 30, 2013, no amounts exceeded the limits. To reduce its risk associated with the failure of such financial institution, the Company evaluates at least annually the rating of the financial institution in which it holds deposits.

Development Stage Company

The Company is presented as a development stage company. Activities during the development stage include organizing the business and raising capital.  The Company is a development stage company with no revenues and no profits. The Company has not commenced significant operations and, in accordance with Accounting Standards Codification (“ASC”) Topic 915 “Development Stage Entities”, is considered a development stage company.

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

Prepaid expenses

Prepaid expenses of $461,200 and $982,219 at June 30, 2013 and December 31, 2012, respectively, consist primarily of costs paid for future services which will occur within a year. Prepaid expenses include prepayments in cash and equity instruments for public relation services, prepaid insurance and prepaid mining claim fees which are being amortized over the terms of their respective agreements.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Mineral Property Acquisition and Exploration Costs

Costs of lease, exploration, carrying and retaining unproven mineral lease properties were expensed as incurred. The Company expensed all mineral exploration costs as incurred. Such expenses are included in the loss from discontinued operations and prior periods have been restated in the Company’s financial statements and related footnotes to conform to this presentation.

The Company’s remaining claims which include (1) Paramount’s Reese River Gold Project consisting of 148 unpatented lode mining claims and (2) Centerra Gold Prospect consisting of 24 unpatented lode mining claims.

Bond

The Company posted a surface management bond with Bureau of Land Management (“BLM”) for a total of $40,000 and $118,000 and was included in assets in discontinued operations as reflected in the accompanying consolidated balance sheets as of June 30, 2013 and December 31, 2012, respectively (see Note 6).

Impairment of long-lived assets

The Company accounts for the impairment or disposal of long-lived assets according to the ASC 360 “Property, Plant and Equipment”.  The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of long-lived assets, including mineral rights, may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated future net undiscounted cash flows expected to be generated by the asset. When necessary, impaired assets are written down to estimated fair value based on the best information available. Estimated fair value is generally based on either appraised value or measured by discounting estimated future cash flows. Considerable management judgment is necessary to estimate discounted future cash flows. Accordingly, actual results could vary significantly from such estimates. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The Company did not record any impairment charges of its long-lived assets at June 30, 2013 and December 31, 2012, respectively.

Basic and Diluted Net Loss per Share

Net loss per common share is calculated in accordance with ASC Topic 260: Earnings Per Share (“ASC 260”). Basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. The computation of diluted net loss per share does not include dilutive common stock equivalents in the weighted average shares outstanding as they would be anti-dilutive. The Company has 300,000 options and 2,268,750 warrants outstanding at June 30, 2013 and were excluded from the computation of diluted shares outstanding as they would have had an anti-dilutive impact on the Company’s net loss.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The following table sets forth the computation of basic and diluted loss per share:

	For the Three Months ended June 30, 2013	For the Three Months ended June 30, 2012	For the Six Months ended June 30, 2013	For the Six Months ended June 30, 2012
Numerator:
Loss from continuing operations	$(902,954)	$(3,829,115)	$(1,945,183)		$(3,876,910)
Loss from discontinued operations	$(81,080)	$(736,782)	$(451,748)		$(788,367)

Denominator:
Denominator for basic and diluted loss per share
(weighted-average shares)	77,095,833	56,388,472	77,142,886		53,159,135

Loss per common share, basic and diluted:
Loss from continuing operations	$(0.01)	$(0.07)	$(0.03)	$	(0.07)
Loss from discontinued operations	$(0.00)	$(0.01)	$(0.01)		$(0.01)

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

Recent accounting pronouncements

In April 2013, the FASB ASU 2013-07, “Presentation of Financial Statements: Topic Liquidation Basis of Accounting”. ASU 2013-07 requires an entity to prepare its financial statements using the liquidation basis of accounting when liquidation is imminent. Liquidation is considered imminent when the likelihood is remote that the organization will return from liquidation and either: (a) a plan for liquidation is approved by the person or persons with the authority to make such a plan effective and the likelihood is remote that the execution of the plan will be blocked by other parties; or (b) a plan for liquidation is being imposed by other forces. ASU 2013-07 will be effective for the Company beginning on January 1, 2014. The Company does not expect the adoption of ASU 2013-07 to have a material impact on its financial position, results of operations nor cash flows.

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

As a result of the Merger, the Company had acquired certain business and operations from Pershing primarily consisting of junior gold exploration mining claims and related rights in Pershing’s two Lander County, Nevada exploration properties, Red Rock Mineral Prospect (including Centerra Prospect) and North Battle Mountain Mineral Prospect held by Arttor Gold and Noble Effort.

Pursuant to the Termination Agreement, effective as of June 24, 2013, Arttor Gold and the Lessee terminated the lease related to the Red Rock and North Battle Mineral Prospect claims (see Note 1).

NOTE 4– RELATED PARTY TRANSACTIONS

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

Assuming the conversion into common stock of the Company’s Series A Preferred Stock, the interest in the Company of the Pershing Shareholder and entities controlled by Mr. Honig accounted for 18% of the issued and outstanding common stock of the Company at the closing of the Merger. Accordingly, Pershing and Mr. Honig are considered to be founders and “promoters” of the Company as defined under the Securities Act of 1933, as amended (the “Securities Act”).  As a result of the aforementioned, the Pershing Shareholder and Mr. Honig/entities controlled by Mr. Honig being among the largest shareholders of the Company and Pershing, there may exist certain conflicts of interest with respect to the business and affairs of each of these companies. The Company believes that such Pershing Shareholder and Mr. Honig/entities controlled by Mr. Honig are independent private investors who have no agreements, arrangements or understandings with respect to the ownership or control over any of these companies. The Company also considered the guidance in EITF 02-5 “Common Control”, that the Merger was not treated as a common control transaction as there were no group of shareholders that holds more than 50% of the voting ownership interest of each entity with contemporaneous written evidence of an agreement to vote a majority of the entities’ shares in concert exists.

NOTE 5 – COMMITMENTS

Royalty Agreement - F.R.O.G. Consulting, LLC

On May 24, 2011, Arttor Gold had entered into two lease agreements with F.R.O.G. Consulting, LLC, an affiliate of one of the former members of Arttor Gold, for the Red Rock Mineral Prospect and the North Battle Mountain Mineral Prospect.  The leases granted the exclusive right to explore, mine and develop gold, silver, palladium, platinum and other minerals on the properties for a term of ten (10) years and may be renewed in ten (10) year increments.  The terms of the Leases may not exceed ninety-nine (99) years. Arttor Gold may terminate these leases at any time. Pursuant to the Termination Agreement, effective as of June 24, 2013, the Lessor and the Lessee terminated these two lease agreements (see Note 1).

NOTE 5 – COMMITMENTS (continued)

Pursuant to the Termination Agreement, effective as of June 24, 2013, the Lessor and Arttor Gold terminated the North Battle Mountain Mineral Lease and Red Rock Mineral Lease (see Note 1). As a result of the Termination Agreement, the Company released to the Lessor all of its rights to the 269 unpatented lode mining claims under the North Battle Mountain Lease, the 36 unpatented lode mining claims under the Red Rock Lease and any added claims staked by Arthur Leger during the term of the North Battle Mountain Lease and Red Rock Lease (the “Claims Release”).  In consideration for the Claims Release, the Lessor agreed to pay back to the Lessee $29,638 in bond payments it made to the BLM in connection with claims underlying the Claims Release. Furthermore, the Lessor agreed to transfer to the Company the 4,000,000 shares of the Company’s common stock owned by the Lessor. The Company has fulfilled its obligation under these two lease agreements upon termination.

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

NOTE 5 – COMMITMENTS (continued)

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

Assumed Royalty Agreement from X-Cal USA Inc.

In November 2012, the Company entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with X-Cal USA, Inc. and Paramount Gold & Silver Corp. (collectively the “Sellers”) pursuant to which the Sellers sold certain properties and mining claims to the Company in consideration for 6 million shares of the Company’s common stock as well as the assumption of certain royalty obligation and reimbursement of $21,000 of annual maintenance fees with respect to mining claims paid in September 2012. The Company assumed certain royalty obligation pursuant to an Asset Purchase Agreement with the Sellers. The royalty obligation on production is equal to 2% of net returns from the production and sale of valuable minerals from the mineral claims acquired from the Sellers.

Geological Advisory Board Agreements

In August 2012, the Board approved the creation of a Geological Advisory Board and appointed Odin Christensen and Winthrop A. Rowe.  Mr. Christensen and Mr. Rowe shall receive $10,000 per annum in consideration for their services on the Geological Advisory Board. In June 2013, Mr. Christensen and Mr. Rowe have resigned from their position as Geological Advisory Board of the Company. At June 30, 2013, accrued director fee’s amounted to $5,000 and is included in accounts payable and accrued expenses.

NOTE 6 – DISCONTINUED OPERATIONS

On July 17, 2013, the Company and its wholly-owned subsidiary Arttor Gold, executed an agreement for the Termination of Mining Claim Leases with Arthur Leger and F.R.O.G. Consulting, LLC (see Note 1).  Pursuant to the Termination Agreement, effective as of June 24, 2013, the Lessor and the Lessee terminated that certain North Battle Mountain Mineral Lease, dated as of May 24, 2011, and terminated that certain Red Rock Mineral Lease, dated as of May 24, 2011. The decision by the Company to terminate these leases followed changes in the direction of the Company and the decision to explore new strategic and developmental opportunities in other business sectors. Thus, the Company decided to discontinue its exploration stage gold and minerals business and prior periods have been restated in the Company’s consolidated financial statements and related footnotes to conform to this presentation.

NOTE 6 – DISCONTINUED OPERATIONS (continued)

The remaining assets and liabilities of discontinued operations are presented in the balance sheet under the caption “Assets and Liabilities of discontinued operation" and relates to the discontinued operations of the exploration stage gold and minerals business.  The carrying amounts of the major classes of these assets and liabilities are summarized as follows:

	June 30, 2013	December 31, 2012
Assets:
Prepaid expenses	$-	$144,986
Deposits	40,000	118,000
Assets of discontinued operations	40,000	262,986

Liabilities:

Liabilities of discontinued operations	$-	$-

The following table sets forth for the three and six months ended June 30, 2013 and 2012 indicated selected financial data of the Company’s discontinued operations of its exploration stage gold and minerals business.

	For the Three Months ended June 30, 2013	For the Three Months ended June 30, 2012	For the Six Months ended June 30, 2013	For the Six Months ended June 30, 2012
Revenues	$-	$-	$-	$-
Cost of sales	-	-	-	-
Gross profit	-	-	-	-
Operating and other non-operating expenses	(81,080)	(736,782)	(451,748)	(788,367)

Loss from discontinued operations	$(81,080)	$(736,782)	$(451,748)	$(788,367)

NOTE 7– STOCKHOLDERS’ (DEFICIT) EQUITY

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

NOTE 7– STOCKHOLDERS’ (DEFICIT) EQUITY (continued)

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

On May 24, 2012, the Company and  DRC Partners LLC entered into an agreement (the “DRC Consulting Agreement”) pursuant to which the consultant agreed to provide investor relations services to the Company for consideration consisting of a (i) one-time fee of $10,000 and (ii) 100,000 shares of Common Stock per month. In May 2012, the Company issued such 100,000 shares and valued these common shares at the fair market value on the date of grant (based on the recent selling price of the Company’s common stock at private placements) at approximately $0.40 per share or $40,000. In September 2012, Company issued 300,000 shares for investor relations services rendered and valued these common shares at the fair market value on the date of grant at approximately $0.61 per share or $182,000.  As of June 30, 2013, the Company recorded accrued expenses of $646,064 due to such consultant which represents 1,000,000 shares due for the months from September 2012 to June 2013.

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

On May 24, 2012, the Company appointed Arthur Leger, David Rector and Oliver-Barret Lindsay as directors of the Company.  In addition, Arthur Leger was appointed as the Company’s new Chief Executive Officer, President, Chief Financial Officer, Treasurer and Secretary.  The Company had issued 4,000,000 shares of Common Stock to Mr. Leger, of which 2,000,000 shall vest immediately, 1,000,000 which shall vest upon the discovery of 500,000 ounces of gold on the Company’s properties and the remaining 1,000,000 which shall vest on the discovery of an additional 500,000 ounces of gold on the Company’s properties.

NOTE 7– STOCKHOLDERS’ (DEFICIT) EQUITY (continued)

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

On January 3, 2013, Mr. Lindsay resigned from his position as the Director of the Company. Consequently, during the six months ended June 30, 2013, 400,000 options were forfeited in accordance with the resignation of the former director.

In November 2012, the Company entered into an Asset Purchase Agreement with X-Cal USA, Inc. and Paramount Gold & Silver Corp. pursuant to which the Sellers sold certain properties and mining claims to the Company in consideration for 6 million shares of the Company’s common stock as well as the assumption of certain royalty obligation and reimbursement of $21,000 of annual maintenance fees with respect to mining claims paid in September 2012. The Company valued the 6 million common shares at the fair market value on the date of grants at approximately $0.40 per share (based on the recent selling price of the Company’s common stock at private placements) or $2,400,000 and was recorded into mineral rights. During the year ended December 31, 2012, the Company recorded an impairment expense of $2,400,000 in connection with these mining claims and has been included in loss from discontinued operations.

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

In December 2012, the Company entered into a 1 year consulting agreement pursuant to which the consultant agreed to provide public relations services to the Company. In consideration for the services, the Company issued 1,500,000 shares of the Company’s common stock and valued these common shares at the fair market value on the date of grant at $0.65 per share or $975,000. In connection with issuance of these common shares, the Company recorded public relations expenses for the six months ended June 30, 2013 of $487,500 with a remaining prepaid expense at June 30, 2013 of $446,875 to be amortized over the remaining consulting agreement term.

Effective January 17, 2013, Arthur Leger resigned as the President, Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer of the Company.  Immediately upon Mr. Leger’s resignation, on January 17, 2013, David Rector, a current director of the Company, was appointed as the Company’s interim Chief Executive Officer.  On May 22, 2013, Arthur Leger resigned from his position as director of the Company and the Company’s Vice President of Exploration and Chief Geologist.

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

NOTE 7– STOCKHOLDERS’ (DEFICIT) EQUITY (continued)

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

During the six months ended June 30, 2013, the Company recorded stock-based compensation expense of $552,194 in connection with the vested restricted stock grants discussed above.

In March 2013, the Company entered into a 90 day consulting agreement pursuant to which the consultant agreed to provide public relations services to the Company. In consideration for the services, the Company issued 250,000 shares of the Company’s common stock and valued these common shares at the fair market value on the date of grant at approximately $0.53 per share or $132,450. In connection with issuance of these common shares, the Company recorded public relations expenses for the six months ended June 30, 2013 of $132,450.

Pursuant to the Termination Agreement, effective as of June 24, 2013, the Lessor and Arttor Gold terminated the North Battle Mountain Mineral Lease and Red Rock Mineral Lease (see Note 5).  In consideration for the Claims Release, the Lessor agreed to pay back to the Lessee $29,638 in bond payments it made to the BLM in connection with claims underlying the Claims Release. Such reimbursement of $29,638 is included in other current assets as reflected in the accompanying consolidated balance sheet as of June 30, 2013. Furthermore, pursuant to the Termination Agreement, on July 23, 2013, the Lessor transferred to the Company for cancellation the 4,000,000 shares of the Company’s common stock owned by Arthur Leger. The Company valued and recorded the cancelled shares at par value or $400 in additional paid in capital.

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

In October 2012, the Company granted 300,000 10-year options to purchase shares of common stock exercisable at $0.40 per share to a consultant of the Company pursuant to a consulting agreement for business advisory services. The stock options shall vest 25% every three months and were granted under the Company’s 2012 Equity Incentive Plan. The 300,000 options were valued on the grant date at approximately $0.96 per option or a total of $286,500 using a Black-Scholes option pricing model with the following assumptions: stock price of $1.05 per share, volatility of 116% (estimated using volatilities of similar companies), expected term of 6 years, and a risk free interest rate of 0.62%. During the six months ended June 30, 2013, the Company recorded stock based consulting expense of $143,250. At June 30, 2013, there was a total of $71,627 of unrecognized compensation expense related to this non-vested option-based compensation arrangements.

NOTE 7– STOCKHOLDERS’ (DEFICIT) EQUITY (continued)

A summary of the stock options as of June 30, 2013 and changes during the period are presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Balance at December 31, 2012	-	-	-
Granted	700,000	0.40	9.55
Exercised	-	-	-
Forfeited	(400,000)	0.40	9.39
Cancelled	-	-	-
Balance outstanding at June 30, 2013	300,000	$0.40	9.26

Options exercisable at end of year	225,000	$0.40
Options expected to vest	75,000
Weighted average fair value of options granted during the period		$-

Stock options outstanding at June 30, 2013 as disclosed in the above table have no intrinsic value at the end of the period.

Stock Warrants

A summary of the status of the Company's outstanding stock warrants as of June 30, 2013 and changes during the period then ended is as follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Balance at December 31, 2012	2,268,750	$0.55	4.84
Granted	-	-	-
Cancelled	-	-	-
Forfeited	-	-	-
Exercised	-	-	-
Balance at June 30, 2013	2,268,750	$0.55	4.34

Warrants exercisable at June 30, 2013	2,268,750	$0.55	4.34

Weighted average fair value of warrants granted during the six months ended June 30, 2013		$-

NOTE 8– SUBSEQUENT EVENTS

On July 17, 2013, the Company and its wholly-owned subsidiary Arttor Gold, executed an agreement for the Termination of Mining Claim Leases with Arthur Leger and F.R.O.G. Consulting, LLC.  Pursuant to the Termination Agreement, effective as of June 24, 2013, the Lessor and the Lessee terminated that certain North Battle Mountain Mineral Lease, dated as of May 24, 2011, and terminated that certain Red Rock Mineral Lease, dated as of May 24, 2011 (See Note 1).  As a result of the Termination Agreement, the Company released to the Lessor all of its rights to the 269 unpatented lode mining claims under the North Battle Mountain Lease, the 36 unpatented lode mining claims under the Red Rock Lease and any added claims staked by Arthur Leger during the term of the North Battle Mountain Lease and Red Rock Lease (See Note 5).  In consideration for the Claims Release, the Lessor agreed to pay back to the Lessee $29,638 in bond payments it made to the BLM in connection with claims underlying the Claims Release.  Furthermore, pursuant to the Termination Agreement, on July 23, 2013, the Lessor transferred to the Company for cancellation the 4,000,000 shares of the Company’s common stock owned by Arthur Leger (See Note 7).  The Company’s decision to enter into the Claims Release followed changes in the direction of the Company and the decision to explore new strategic and developmental opportunities in other business sectors.

On July 24, 2013, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with an accredited investor (the “Investor”) pursuant to which the Company sold (i) $75,000 of its 10% secured convertible promissory note (the “Note”) due one year from the date of issuance (the “Maturity Date”) and (ii) warrants (the “Warrants”) to purchase 375,000 shares of the Company’s common stock at an exercise price of $0.20 per share for gross proceeds to the Company of $75,000 (the Securities Purchase Agreement, the Note and the Warrant, collectively, the “Transaction Documents”). The Company used proceeds from the sale of the Note to repay amounts owed for legal fees and for general working capital purposes.

The entire principal amount and any accrued and unpaid interest on the Note shall be due and payable in cash on the Maturity Date.  The Note bears interest at the rate of 10% per annum.  The Note is convertible into shares of the Company’s common stock at an initial conversion price of $0.20 per share, subject to adjustment.  The Company may prepay any outstanding amount due under the Note, in whole or in party, prior to the Maturity Date.  The Note is subject to certain “Events of Defaults” which could cause all amounts due and owing thereunder to become immediately due and payable.  Among other things, the Company's failure to pay any accrued but unpaid interest when due, the failure to perform any obligation under the Transaction Documents or if any representation or warranty made by the Company in connection with the Transaction Documents shall prove to have been incorrect in any material respect, shall constitute an Event of Default under the Transaction Documents.

The Warrant is immediately exercisable and expires five years after the date of issuance.  The Warrant has an initial exercise price of $0.20 per share.   The Warrant is exercisable in cash or, while a registration statement covering the shares of Common Stock issuable upon exercise of the Warrant, or an exemption from registration, is not available, by way of a “cashless exercise”.

The Company is prohibited from effecting a conversion of the Note or exercise of the Warrants, to the extent that as a result of such conversion or exercise, the Investor would beneficially own more than 4.99% (subject to waiver) in the aggregate of the issued and outstanding shares of the Company’s common stock, calculated immediately after giving effect to the issuance of shares of common stock upon conversion of such Note or exercise of such Warrant, as the case may be.

On August 1, 2013, James Davidson resigned from his position as a director of the Company.  Mr. Davidson did not resign due to any disagreement with the Company regarding any matter relating to the Company’s operations, policies or practices.

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

Recent Events

On July 17, 2013, we and our wholly-owned subsidiary Arttor Gold (the “Lessee”), executed an agreement for the Termination of Mining Claim Leases (the “Termination Agreement”) with Arthur Leger and F.R.O.G. Consulting, LLC (Mr. Leger and F.R.O.G. Consulting, LLC, collectively, the “Lessor”).  Pursuant to the Termination Agreement, effective as of June 24, 2013, the Lessor and the Lessee terminated that certain North Battle Mountain Mineral Lease, dated as of May 24, 2011, and terminated that certain Red Rock Mineral Lease, dated as of May 24, 2011. As a result of the Termination Agreement, we released to the Lessor all of our rights to the 269 unpatented lode mining claims under the North Battle Mountain Lease, the 36 unpatented lode mining claims under the Red Rock Lease and any added claims staked by Arthur Leger during the term of the North Battle Mountain Lease and Red Rock Lease (the “Claims Release”).  In consideration for the Claims Release, the Lessor agreed to pay us $29,638 in bond payments we made to the BLM in connection with claims underlying the Claims Release.  Furthermore, pursuant to the Termination Agreement, on July 23, 2013, the Lessor transferred to us, and we cancelled, 4,000,000 shares of our common stock owned by Arthur Leger.  Our decision to enter into the Claims release followed changes in the direction of the Company and the decision to explore new strategic and developmental opportunities in other business sectors. Thus, we decided to discontinue our exploration stage gold and minerals business and prior periods have been restated in our consolidated financial statements and related footnotes to conform to this presentation. We are now considered a development stage company.

On August 1, 2013, James Davidson resigned from his position as a director of the Company.  Mr. Davidson did not resign due to any disagreement with the Company regarding any matter relating to the Company’s operations, policies or practices.

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

Development Stage Company

We are presented as a development stage company. Activities during the development stage include organizing the business and raising capital.  We are a development stage company with no revenues and no profits. The Company has not commenced significant operations and, in accordance with Accounting Standards Codification (“ASC”) Topic 915 “Development Stage Entities”, is considered a development stage company.

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

Results of Operations

Valor Gold Corp.’s business began on April 28, 2011. We are a development stage company and have generated no revenues for the six months ended June 30, 2013 and 2012.

Operating Expenses

Total operating expenses for the six months ended June 30, 2013 as compared to the six months ended June 30, 2012, were approximately $1.9 million and $3.9 million, respectively. The approximately $2 million decrease in operating expenses for the six months ended June 30, 2013 is primarily attributable to a decrease in approximately $1.4 million of compensation expense related primarily to stock based compensation expense, decrease of approximately $466,000 in consulting fees related primarily to a decrease  in investor relation expenses of approximately $1.0 million  offset by an increase in stock based consulting expenses of approximately $580,000 , decrease of approximately $71,000 of professional fees primarily related to accounting and legal services and an increase of approximately $31,000 in general and administrative expenses primarily for rent, insurance and office expenses.

Total operating expenses for the three months ended June 30, 2013 as compared to the three months ended June 30, 2012, were approximately $0.9 million and $3.8 million, respectively. The approximately $2.9 million decrease in operating expenses for the six months ended June 30, 2013 is primarily attributable to a decrease in approximately $1.7 million of compensation expense related primarily to stock based compensation expense, decrease of approximately $1.0 million in consulting fees related primarily to a decrease  in investor relation expenses of approximately $1.0 million  offset by an increase in stock based consulting expenses of approximately $62,000 , decrease of approximately $125,000 of professional fees primarily related to accounting and legal services and a decrease of approximately $18,000 in general and administrative expenses primarily for rent, insurance and office expenses.

Operating Loss from Continuing Operations

We reported an operating loss from continuing operations of approximately $2.0 million and $3.9 million for the six months ended June 30, 2013 and 2012, respectively. We reported an operating loss from continuing operations of approximately $0.9 million and $3.8 million for the three months ended June 30, 2013 and 2012, respectively. The decrease in operating loss was due to the decreases in operating expenses described above.

Loss from Discontinued Operations

The following table sets forth for the three and six months ended June 30, 2013 and 2012 indicated selected financial data of the Company’s discontinued operations of its exploration stage gold and minerals business.

	For the Three Months ended June 30, 2013	For the Three Months ended June 30, 2012	For the Six Months ended June 30, 2013	For the Six Months ended June 30, 2012
Revenues	$-	$-	$-	$-
Cost of sales	-	-	-	-
Gross profit	-	-	-	-
Operating and other non-operating expenses	(81,080)	(736,782)	(451,748)	(788,367)

Loss from discontinued operations	$(81,080)	$(736,782)	$(451,748)	$(788,367)

Net Loss

As a result of the operating expense and other expense discussed above, we reported a net loss of approximately $2.4 million and $4.7 million for the six months ended June 30, 2013 and 2012, respectively. As a result of the operating expense and other expense discussed above, we reported a net loss of approximately $1.0 million and $4.6 million for the three months ended June 30, 2013 and 2012, respectively. We reported a net loss of approximately $11.8 million for the period from April 28, 2011 (Inception) to June 30, 2013.

Liquidity and Capital Resources

At June 30, 2013, our cash and cash equivalents totaled approximately $23,000 compared to $813,000 at December 31, 2012. At June 30, 2013 we have working capital deficit of $224,573. The decrease  in cash was primarily attributable to approximately $452,000  in exploration costs, $56,500 of cash based  investor relations and consulting fees, $138,000 of cash based compensation, $85,000 in professional fees, $88,000 in general and administrative expenses .

On July 24, 2013, the Company issued 10% secured convertible promissory note and received gross proceeds of $75,000. The Company used proceeds from the sale of the note to repay amounts owed for legal fees and for general working capital purposes.

We spent approximately $452,000 on exploration activities which has been included in the loss from discontinued operations during the six months ended June 30, 2013. We will require external funding to explore additional business opportunities and strategic alliances and also to maintain our operations beginning in October 2013. We will not have sufficient capital to fund and maintain our operations and we will need to raise additional funds. We expect that the legal and accounting costs of being a public company will continue to impact our liquidity and we may need to obtain funds to pay those expenses. Those fees will be higher if our business volume and activity increases.

We will need to raise additional funds, particularly if we are unable to generate positive cash flow as a result of our operations.   We estimate that based on current plans and assumptions, that our available cash is insufficient to satisfy our cash requirements for the next 12 months. We presently have no other alternative source of working capital. We may not have sufficient working capital to fund the development of our operations and to provide working capital necessary for our ongoing operations and obligations for the next 12 months. We have no revenues and do not expect to have revenues for 2013.  Therefore our future operations will be dependent on our ability to secure additional financing.  Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. We may be unable to secure additional financing on terms acceptable to us, or at all. Our inability to raise additional funds on a timely basis could prevent us from achieving our business objectives and could have a negative impact on our business, financial condition, results of operations and the value of our securities. If we raise additional funds by issuing additional equity or convertible debt securities, the ownership of existing stockholders may be diluted and the securities that we may issue in the future may have rights, preferences or privileges senior to those of the current holders of our common stock. Such securities may also be issued at a discount to the market price of our common stock, resulting in possible further dilution to the market or book value per share of common stock. If we raise additional funds by issuing debt, we could be subject to debt covenants that could place limitations on our operations and financial flexibility and we may need to pledge our assets as collateral. The inability to obtain additional capital may restrict our ability to grow and may reduce our ability to continue to conduct business operations. If we are unable to obtain additional financing, we will likely be required to curtail our development plans and possibly cease our operations. Our ability to pursue our development activities is contingent on our ability to raise funds. If we do not raise sufficient funds, then we may not be able to implement our business strategy in the timeframe or manner we have envisioned.

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

With respect to the quarterly period ended June 30, 2013, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures. Based upon this evaluation, the Company’s management has concluded that certain disclosure controls and procedures were not effective as of June 30, 2013 due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review. However, to the extent possible, we will implement procedures to assure that the initiation of transactions, the custody of assets and the recording of transactions will be performed by separate individuals. We believe that the foregoing steps will remediate the significant deficiency identified above, and we will continue to monitor the effectiveness of these steps and make any changes that our management deems appropriate.

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

Changes in Internal Controls.

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On April 4, 2013, the Company issued 250,000 shares of Common Stock to a consultant in consideration for consulting services pursuant to a consulting agreement. The securities were sold and/or issued only to “accredited investors,” as such term is defined in the Securities Act in a transaction that did not involve any underwriters, underwriting discounts or commissions, or any public offering were not registered under the Securities Act or the securities laws of any state, and were offered and sold in reliance on the exemption from registration afforded by Section 4(2) under the Securities Act and corresponding provisions of state securities laws.

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

* Filed herein

101**
The following materials from Valor Gold Corp.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 are formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Cash Flow, (iii) the Consolidated Balance Sheets, and (iv) the Notes to the Consolidated Financial statements tagged as blocks of text.

**  In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Amendment to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013 shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VALOR GOLD CORP.

Date: August 9, 2013	By:	/s/ David Rector
David Rector
President and Chief Executive Officer
(Principal Executive Officer and Principal Financial and Accounting Officer)