Form 10-Q
period 2013-09-30
VALOR GOLD CORP.
filed 2013-11-13
CIK 1504937

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

or

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.  83,662,500 shares of common stock are issued and outstanding as of November 12, 2013.

OTHER PERTINENT INFORMATION

Unless specifically set forth to the contrary, “Valor Gold Corp.,” “Valor,” “we,” “us,” “our” and similar terms refer to Valor Gold Corp., a Delaware corporation, and subsidiaries.

Item 1.  Financial  Statements

VALOR GOLD CORP. AND SUBSIDIARIES
(FORMERLY FELAFEL CORP.)
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

	September 30, 2013	December 31, 2012
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$96,822	$812,671
Note receivable	50,000	-
Prepaid expenses and other current assets	223,967	982,219
Assets of discontinued operations	22,073	144,986

Total Current Assets	392,862	1,939,876

Other assets:
Property and equipment, net	2,095	-
Assets of discontinued operations - long term portion	19,045	118,000

Total Other Assets	21,140	118,000

Total Assets	$414,002	$2,057,876

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$90,043	$671,195
Convertible notes payable, net of debt discount	33,999	-
Derivative liabilities	309,639	-

Total Liabilities	433,681	671,195

STOCKHOLDERS' (DEFICIT) EQUITY :
Preferred stock, $0.0001 par value; 50,000,000 authorized
Convertible Series A Preferred stock ($.0001 Par Value; 10,000,000 Shares Authorized;
10,000,000 and 5,000,000 shares issued and outstanding as of
September 30, 2013 and December 31, 2012, respectively)	1,000	500
Common stock ($.0001 Par Value; 200,000,000 Shares Authorized;
83,662,500 and 77,112,500 shares issued and outstanding as of
September 30, 2013 and December 31, 2012, respectively)	8,367	7,712
Additional paid-in capital	12,117,627	10,812,491
Deficit accumulated during the development stage	(12,146,673)	(9,434,022)

Total Stockholders' (Deficit) Equity	(19,679)	1,386,681

Total Liabilities and Stockholders' (Deficit) Equity	$414,002	$2,057,876

See accompanying notes to unaudited consolidated financial statements.

VALOR GOLD CORP. AND SUBSIDIARIES
(FORMERLY FELAFEL CORP.)
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended September 30, 2013	For the Three Months Ended September 30, 2012	For the Nine Months Ended September 30, 2013	For the Nine Months Ended September 30, 2012	For the Period from April 28, 2011 (Inception) to September 30, 2013
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$-	$-	$-	$-	$-

Operating expenses:
Compensation and related taxes	304,105	74,129	991,653	2,184,809	3,445,325
Consulting fees	243,750	313,986	1,328,108	1,863,986	3,178,389
Professional fees	63,165	8,918	148,156	165,219	377,174
General and administrative expenses	29,731	53,688	118,017	111,083	324,303

Total operating expenses	640,751	450,721	2,585,934	4,325,097	7,325,191

Operating loss from continuing operations	(640,751)	(450,721)	(2,585,934)	(4,325,097)	(7,325,191)

Other expense
Interest income	250	-	250	-	250
Gain from forgiveness of accrued expenses	686,063	-	686,063	-	686,063
Derivative expense	(310,375)	-	(310,375)	-	(310,375)
Change in fair value of derivative liabilities	13,778	-	13,778	-	13,778
Interest expense	(33,723)	(6,301)	(33,723)	(8,835)	(45,279)

Total other expenses	355,993	(6,301)	355,993	(8,835)	344,437

Loss from continuing operations before provision for income taxes	(284,758)	(457,022)	(2,229,941)	(4,333,932)	(6,980,754)

Provision for income taxes	-	-	-	-	-

Loss from continuing operations	(284,758)	(457,022)	(2,229,941)	(4,333,932)	(6,980,754)

Discontinued operations:
Loss from discontinued operations, net of tax	(30,962)	(107,428)	(482,710)	(895,795)	(5,165,919)

Net loss	$(315,720)	$(564,450)	$(2,712,651)	$(5,229,727)	$(12,146,673)

WEIGHTED AVERAGE COMMON SHARES
Basic and Diluted	80,320,880	66,340,247	78,290,935	44,354,790	52,366,577

Loss per common share, basic and diluted:
Loss from continuing operations	(0.00)	(0.01)	(0.03)	(0.10)	(0.13)
Loss from discontinued operations	(0.00)	(0.00)	(0.01)	(0.02)	(0.10)

See accompanying notes to unaudited consolidated financial statements.

VALOR GOLD CORP. AND SUBSIDIARIES
(FORMERLY FELAFEL CORP.)
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30, 2013	For the Nine Months Ended September 30, 2012	For the Period from April 28, 2011 (Inception) to September 30, 2013
	(Unaudited)	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,712,651)	(5,229,727)	(12,146,673)
Adjustments to reconcile net loss from operations to net cash used in operating activities:
Common stock issued for services	797,034	2,662,000	3,459,034
Depreciation	323	-	323
Amortization of prepaid expense in connection with the issuance of common stock issued for prepaid services	863,700	-	904,325
Amortization of debt discount	30,599	-	30,599
Stock-based compensation in connection with options granted	143,250	45,013	293,647
Derivative expense	310,375	-	310,375
Change in fair value of derivative liabilities	(13,778)	-	(13,778)
Gain from forgiveness of accrued expenses	(686,063)	-	(686,063)
Impairment expense	-	-	2,400,000
Changes in assets and liabilities:
Assets of discontinued operations	122,913	-	122,913
Prepaid expenses and other current assets	27,002	(80,745)	(165,828)
Other current assets	-	-	-
Assets of discontinued operations - long term portion	98,955	(19,000)	(19,045)
Accounts payable and accrued expense	104,910	148,675	776,105

NET CASH USED IN OPERATING ACTIVITIES	(913,431)	(2,473,784)	(4,734,066)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(2,418)	-	(2,418)
Issuance of note receivable	(50,000)	-	(50,000)
Cash paid in connection with the recapitalization of the Company	-	(2,000,000)	(2,000,000)

NET CASH USED IN INVESTING ACTIVITIES	(52,418)	(2,000,000)	(2,052,418)

CASH FLOWS FROM FINANCING ACTIVITIES:
Contributed capital	-	-	2,000,030
Net proceeds from sale of common and preferred stock	-	4,435,000	5,561,000
Payment on note payable	-	-	(500,000)
Proceed from issuance of notes payable	250,000	-	250,000
Advance to related parties, net of proceeds from repayment by related party	-	(17,402)	(427,724)

NET CASH PROVIDED BY FINANCING ACTIVITIES	250,000	4,417,598	6,883,306

NET (DECREASE) INCREASE IN CASH	(715,849)	(56,186)	96,822

CASH - beginning of period	812,671	380,073	-

CASH - end of period	$96,822	$323,887	$96,822

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$-	$-	$11,556
Income taxes	$-	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Note payable issued in connection with the recapitalization of the Company	$-	$500,000	$500,000
Distribution to former parent company and its subsidiary prior to Merger included in the Recapitalization of the Company	$-	$427,724	$427,724
Subscription receivable in connection with the sale of common stock	$-	$-	$75,000
Reclassification of derivatives to equity	$233,557	$-	$233,557

See accompanying notes to unaudited consolidated financial statements.

VALOR GOLD CORP. AND SUBSIDIARIES
(FORMERLY FELAFEL CORP.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013

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

Arttor Gold, a Nevada limited liability company, was formed and organized on April 28, 2011. Arttor Gold operated as a U.S. based junior gold exploration and mining company. For the period from April 28, 2011 (Inception) to September 30, 2013, Arttor Gold had no revenues and recorded transactions related to Arttor Gold’s preliminary exploration activities. Arttor Gold had the rights to explore on two Carlin-type gold properties located in Lander County, Nevada, known as Red Rock and North Battle Mountain. The liability of the member of Arttor Gold is limited to the member’s capital contributions.

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
SEPTEMBER 30, 2013

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

Going Concern

The unaudited consolidated financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred losses since inception resulting in an accumulated deficit of approximately $12.1 million as of September 30, 2013, negative cash flows from operating activities and net loss of approximately $913,000 and $2.7 million, respectively, for the nine months ended September 30, 2013.  The Company anticipates further losses in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation and principles of consolidation

The consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) and present the consolidated financial statements of the Company and its wholly-owned subsidiaries as of September 30, 2013. All significant intercompany accounts and transactions have been eliminated in the consolidation. All adjustments (consisting of normal recurring items) necessary to present fairly the Company's financial position as of September 30, 2013, and the results of operations and cash flows for the nine months ended September 30, 2013 have been included. The results of operations for the nine months ended September 30, 2013 are not necessarily indicative of the results to be expected for the full year. The accounting policies and procedures employed in the preparation of these consolidated financial statements have been derived from the audited financial statements of the Company for the year ended December 31, 2012, which are contained in the Company’s Annual Report on Form 10-K filed with the SEC on March 28, 2013. The consolidated balance sheet as of December 31, 2012 was derived from those financial statements. The Company decided to discontinue its exploration stage gold and minerals business and prior periods have been restated in the Company’s consolidated financial statements and related footnotes to conform to this presentation.

VALOR GOLD CORP. AND SUBSIDIARIES
(FORMERLY FELAFEL CORP.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013

Use of estimates

In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet, and revenues and expenses for the period then ended.  Actual results may differ significantly from those estimates. Significant estimates made by management include, but are not limited to the assumptions used to calculate fair value of options granted, derivative liabilities and common stock issued for services.

Cash and cash equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company places its cash with a high credit quality financial institution. The Company’s account at this institution is insured by the Federal Deposit Insurance Corporation ("FDIC") up to $250,000. At September 30, 2013, no amounts exceeded the limits. To reduce its risk associated with the failure of such financial institution, the Company evaluates at least annually the rating of the financial institution in which it holds deposits.

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

The Company analyzes all financial instruments with features of both liabilities and equity under the FASB’s accounting standard for such instruments. Under this standard, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Depending on the product and the terms of the transaction, the fair value of notes payable and derivative liabilities were modeled using a series of techniques, including closed-form analytic formula, such as the Black-Scholes option-pricing model.

VALOR GOLD CORP. AND SUBSIDIARIES
(FORMERLY FELAFEL CORP.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013

The following table presents a reconciliation of the derivative liability measured at fair value on a recurring basis using significant unobservable input (Level 3) from January 1, 2013 to September 30, 2013:

	Conversion feature derivative liability	Warrant liability
Balance at January 1, 2013	$-	$-
Recognition of derivative liability	153,849	403,125
Reclassification of derivative liability to equity	-	(233,557)
Change in fair value included in earnings	2,887	(16,665)
Balance at September 30, 2013	$156,736	$152,903

Total derivative liabilities at September 30, 2013 amounted to $309,639.

The carrying amounts reported in the balance sheet for cash, prepaid expenses, accounts payable, and accrued expenses approximate their estimated fair market value based on the short-term maturity of this instrument. The carrying amount of the notes payable at September 30, 2013 approximate their respective fair value based on the Company’s incremental borrowing rate.

In addition, FASB ASC 825-10-25 “Fair Value Option” was effective for January 1, 2008. ASC 825-10-25 expands opportunities to use fair value measurements in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value.

Prepaid expenses and other current assets

Prepaid expenses and other current assets of $223,967 and $982,219 at September 30, 2013 and December 31, 2012, respectively, consist primarily of costs paid for future services which will occur within a year. Prepaid expenses include prepayments in cash and equity instruments for public relation services and professional services and prepaid insurance which are being amortized over the terms of their respective agreements.

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

The Company’s remaining claims which include (1) Paramount’s Reese River Gold Project consisting of 148 unpatented lode mining claims and (2) Centerra Gold Prospect consisting of 24 unpatented lode mining claims. In June 2013, the Company decided to discontinue its exploration stage gold and minerals business.

Bond

The Company posted a surface management bond with Bureau of Land Management (“BLM”) for a total of $19,045 and $118,000 and was included in assets in discontinued operations as reflected in the accompanying consolidated balance sheets as of September 30, 2013 and December 31, 2012, respectively (see Note 9).

VALOR GOLD CORP. AND SUBSIDIARIES
(FORMERLY FELAFEL CORP.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013

Impairment of long-lived assets

The Company accounts for the impairment or disposal of long-lived assets according to the ASC 360 “Property, Plant and Equipment”.  The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of long-lived assets, including mineral rights, may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated future net undiscounted cash flows expected to be generated by the asset. When necessary, impaired assets are written down to estimated fair value based on the best information available. Estimated fair value is generally based on either appraised value or measured by discounting estimated future cash flows. Considerable management judgment is necessary to estimate discounted future cash flows. Accordingly, actual results could vary significantly from such estimates. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The Company did not record any impairment charges of its long-lived assets at September 30, 2013 and December 31, 2012, respectively.

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

	For the Three Months ended September 30, 2013	For the Three Months ended September 30, 2012	For the Nine Months ended September 30, 2013	For the Nine Months ended September 30, 2012
Numerator:
Loss from continuing operations	$(284,758)	$(457,022)	$(2,229,941)		$(4,333,932)
Loss from discontinued operations	$(30,962)	$(107,428)	$(482,710)		$(895,795)

Denominator:
Denominator for basic and diluted loss per share
(weighted-average shares)	80,320,880	66,340,247	78,290,935		44,354,790

Loss per common share, basic and diluted:
Loss from continuing operations	$(0.00)	$(0.01)	$(0.03)	$	(0.10)
Loss from discontinued operations	$(0.00)	$(0.00)	$(0.01)		$(0.02)

The following were excluded from the computation of diluted shares outstanding as they would have had an anti-dilutive impact on the Company’s loss from continuing operations and loss from discontinued operations. In periods where the Company has a net loss, all dilutive securities are excluded.

	September 30, 2013	September 30, 2012
Common stock equivalents:
Stock options	300,000	-
Stock warrants	2,893,750	400,000
Convertible notes payable	1,250,000	-
Convertible preferred stock	10,000,000	5,000,000
	14,443,750	5,400,000

VALOR GOLD CORP. AND SUBSIDIARIES
(FORMERLY FELAFEL CORP.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013

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

VALOR GOLD CORP. AND SUBSIDIARIES
(FORMERLY FELAFEL CORP.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013

In July 2013, the FASB issued ASU 2013-11, "Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists." ASU 2013-11 provides guidance on the presentation of unrecognized tax benefits related to any disallowed portion of net operating loss carryforwards, similar tax losses, or tax credit carryforwards, if they exist. ASU 2013-11 is effective for fiscal years beginning after December 15, 2013. The adoption of ASU 2013-11 is not expected to have a material impact on the Company’s consolidated financial statements.

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
SEPTEMBER 30, 2013

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

In May 2013, Pershing sold all of the shares it owned in the Company.  Accordingly, Pershing and its director, Mr. Honig, ceased to be a related party to the Company.

NOTE 5 – NOTE RECEIVABLE

On September 12, 2013, the Company loaned $50,000 to an unrelated party in exchange for a demand promissory note. The note is due on demand and bears interest at 12% per annum. Additionally, the Company and the borrower signed a non-binding Letter of Intent (the “LOI”) to acquire certain assets of the borrower by the Company. The note includes a condition whereby the borrower shall pay a $250,000 breakup fee upon the occurrence of certain events such as the termination of the LOI by the borrower or the transactions under the LOI are not consummated on or before the agreed termination date as defined in the promissory note. As of September 30, 2013, the Company recorded interest receivable of $250 and has been included in prepaid expenses and other current assets as reflected in the accompanying consolidated balance sheets.

VALOR GOLD CORP. AND SUBSIDIARIES
(FORMERLY FELAFEL CORP.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013

NOTE 6 – CONVERTIBLE NOTES PAYABLE

At September 30, 2013 (unaudited) and December 31, 2012, convertible promissory notes consisted of the following:

	September 30, 2013	December 31, 2012
Convertible promissory notes	$250,000	$-
Less: debt discount	(216,001)	-

Convertible notes payable, net	$33,999	$-

On July 24, 2013, the Company entered into a Securities Purchase Agreement with Mr. Honig (see Note 4) pursuant to which the Company sold (i) $75,000 of its 10% secured convertible promissory note due one year from the date of issuance and (ii) 5-year warrant to purchase 375,000 shares of the Company’s common stock at an exercise price of $0.20 per share for gross proceeds to the Company of $75,000. The note is convertible into shares of the Company’s common stock at an initial conversion price of $0.20 per share. The warrants have an initial exercise price of $0.20 per share.

Between August 20, 2013 and August 29, 2013, the Company entered into Securities Purchase Agreements with two accredited investor whereby one of the investors is Mr. Honig (see Note 4) pursuant to which the Company sold an aggregate of (i) $175,000 of its 10% secured convertible promissory notes due one year from the date of issuance and (ii) 5-year warrant to purchase 1,500,000 shares of the Company’s common stock at an exercise price of $0.01 per share for gross proceeds to the Company of $175,000. The notes are convertible into shares of the Company’s common stock at an initial conversion price of $0.20 per share. The warrants have an initial exercise price of $0.20 per share.

In accordance with ASC 470-20-25, the convertible notes were considered to have an embedded beneficial conversion feature because the effective conversion price was less than the fair value of the Company’s common stock. These convertible notes were fully convertible at the issuance date thus the value of the beneficial conversion and the warrants were treated as a discount on the convertible notes and were valued at $246,600 to be amortized over the term of the convertible notes. The fair value of this warrant was estimated on the date of grant using the Black-Scholes option-pricing model using the following weighted-average assumptions: expected dividend yield of 0%; expected volatility ranging from 120% to 124%; risk-free interest rate ranging from 1.39% to 1.61% and an expected holding period of five years.

The initial conversion price of the notes above and initial exercise prices of warrants issued above are subject to full-ratchet anti-dilution protection. In accordance with ASC Topic 815 “Derivatives and Hedging”, these convertible notes include a down-round provision under which the conversion price and exercise price could be affected by future equity offerings (see Note 7). Instruments with down-round protection are not considered indexed to a company's own stock under ASC Topic 815, because neither the occurrence of a sale of common stock by the company at market nor the issuance of another equity-linked instrument with a lower strike price is an input to the fair value of a fixed-for-fixed option on equity shares.

VALOR GOLD CORP. AND SUBSIDIARIES
(FORMERLY FELAFEL CORP.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013

NOTE 7 – DERIVATIVE LIABILITIES

In connection with the issuance of the 10% convertible notes dated in July 2013 and August 2013 (see Note 6), the Company determined that the terms of the convertible notes include a down-round provision under which the conversion price and exercise price could be affected by future equity offerings undertaken by the Company. Accordingly, under the provisions of FASB ASC Topic No. 815-40, “Derivatives and Hedging – Contracts in an Entity’s Own Stock”, the convertible instrument was accounted for as a derivative liability at the date of issuance and adjusted to fair value through earnings at each reporting date. The Company has recognized a derivative liability of $309,639 and $0 at September 30, 2013 and December 31, 2012, respectively. Gain (loss) resulting from the decrease (increase) in fair value of this convertible instrument was $13,778 and $0 for the nine months ended September 30, 2013 and 2012, respectively. During the nine months ended September 30, 2013, the Company reclassified $233,557 to paid-in capital due to the exercise of warrants in connection with these convertible notes in August 2013 (see Note 10).

The Company used the following assumptions for determining the fair value of the convertible instruments under the Black-Scholes option pricing model:

September 30, 2013

Dividend rate	0%
Term (in years)	1.00 - 5 Years
Volatility	120% - 124%
Risk-free interest rate	0.10% - 1.61%

NOTE 8 – COMMITMENTS

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

Pursuant to the Termination Agreement, effective as of June 24, 2013, the Lessor and Arttor Gold terminated the North Battle Mountain Mineral Lease and Red Rock Mineral Lease (see Note 1). As a result of the Termination Agreement, the Company released to the Lessor all of its rights to the 269 unpatented lode mining claims under the North Battle Mountain Lease, the 36 unpatented lode mining claims under the Red Rock Lease and any added claims staked by Arthur Leger during the term of the North Battle Mountain Lease and Red Rock Lease (the “Claims Release”).  In consideration for the Claims Release, the Lessor initially agreed to pay back to the Lessee $29,638 in bond payments it made to the BLM in connection with claims underlying the Claims Release. In September 2013, the Company and the lessor entered into an amendment of the Termination Agreement whereby the payment amount was reduced to $10,592 from $29,368. Such reimbursement of $10,592 is included in prepaid expenses and other current assets as reflected in the accompanying consolidated balance sheet as of September 30, 2013.  Furthermore, the Lessor agreed to transfer to the Company the 4,000,000 shares of the Company’s common stock owned by the Lessor. The Company has fulfilled its obligation under these two lease agreements upon termination.

VALOR GOLD CORP. AND SUBSIDIARIES
(FORMERLY FELAFEL CORP.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013

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

Due Date of Advance Minimum Royalty Payment	Amount of Advance Minimum Royalty Payment
1st Anniversary (August 2012 - paid)	$12,000
On or before each of the 2nd and 3rd Anniversary (August 2013- paid and August 2014)	15,000
On or before each of the 4th and 5th Anniversary (August 2015 and August 2016)	20,000
On or before each of the 6th and 7th Anniversary (August 2017 and August 2018)	25,000
On or before each of the 8th and 9th Anniversary (August 2019 and August 2020)	30,000
10th Anniversary and subsequent anniversaries so long the agreement shall remain in effect (August 2021)	40,000

In the event that Arttor Gold produces gold or other minerals from these leases, Arttor Gold agrees to pay lessor a production royalty equal to 4% of net smelter returns for all products extracted, produced and sold from this property after recoupment of the advance minimum royalty payments previously made to lessor pursuant to the payment table above. No production royalty shall be payable on rock, dirt, limestone, or similar materials used by lessee in its operations. Arttor Gold has the right to buy down the production royalties by payment of $1,500,000 for the first one percent (1%) on or before completion of a positive feasibility study and another one percent (1%) by making cash payment of $2,500,000 on or before achievement of commercial production. The leases also requires Arttor Gold to spend a total of $100,000 on work expenditures on this property for the period from lease signing until 5th anniversary, $150,000 on work expenditures on this property for the period from the 6th anniversary until 10th anniversary and $200,000 on work expenditures on this property per year on the 11th anniversary and annually thereafter. The Company has fulfilled the 2012 obligation and has spent approximately $183,000 of expenditures under the Centerra lease. Arttor Gold is required to make annual claim maintenance payments to the BLM and to the counties in which its property is located. If Arttor Gold fails to make these payments, it will lose its rights to the property. In August 2012, the Company paid the first annual lease payment of $12,000. In August 2013, the Company paid the second annual lease payment of $15,000.

On May 24, 2012 Pershing and Arttor Gold transferred their interests in the Centerra lease to Noble Effort pursuant to an Assignment and Assumption of Lease Agreement. In June 2013, the Company decided to discontinue its exploration stage gold and minerals business. As of September 30, 2013, the Centerra lease has not been terminated and shall remain in full force and effect.

VALOR GOLD CORP. AND SUBSIDIARIES
(FORMERLY FELAFEL CORP.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013

Assumed Royalty Agreement from X-Cal USA Inc.

In November 2012, the Company entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with X-Cal USA, Inc. and Paramount Gold & Silver Corp. (collectively the “Sellers”) pursuant to which the Sellers sold certain properties and mining claims to the Company in consideration for 6 million shares of the Company’s common stock as well as the assumption of certain royalty obligation and reimbursement of $21,000 of annual maintenance fees with respect to mining claims paid in September 2012. The Company assumed certain royalty obligation pursuant to an Asset Purchase Agreement with the Sellers. The royalty obligation on production is equal to 2% of net returns from the production and sale of valuable minerals from the mineral claims acquired from the Sellers. In June 2013, the Company decided to discontinue its exploration stage gold and minerals business. As of September 30, 2013, this agreement has not been terminated and shall remain in full force and effect.

Geological Advisory Board Agreements

In August 2012, the Board approved the creation of a Geological Advisory Board and appointed Odin Christensen and Winthrop A. Rowe.  Mr. Christensen and Mr. Rowe shall receive $10,000 per annum in consideration for their services on the Geological Advisory Board. In June 2013, Mr. Christensen and Mr. Rowe have resigned from their position as Geological Advisory Board of the Company. At September 30, 2013, accrued director fee’s amounted to $5,000 and is included in accounts payable and accrued expenses.

NOTE 9 – DISCONTINUED OPERATIONS

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

The remaining assets and liabilities of discontinued operations are presented in the balance sheet under the caption “Assets and Liabilities of discontinued operation" and relates to the discontinued operations of the exploration stage gold and minerals business.  The carrying amounts of the major classes of these assets and liabilities are summarized as follows:

	September 30, 2013	December 31, 2012
Assets:	(unaudited)
Prepaid expenses	$22,073	$144,986
Deposits	19,045	118,000
Assets of discontinued operations	41,118	262,986

Liabilities:

Liabilities of discontinued operations	$-	$-

VALOR GOLD CORP. AND SUBSIDIARIES
(FORMERLY FELAFEL CORP.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013

The following table sets forth for the three and nine months ended September 30, 2013 and 2012 indicated selected financial data of the Company’s discontinued operations of its exploration stage gold and minerals business.

	For the Three Months ended September 30, 2013	For the Three Months ended September 30, 2012	For the Nine Months ended September 30, 2013	For the Nine Months ended September 30, 2012
Revenues	$-	$-	$-	$-
Cost of sales	-	-	-	-
Gross profit	-	-	-	-
Operating and other non-operating expenses	(30,962)	(107,428)	(482,710)	(895,795)

Loss from discontinued operations	$(30,962)	$(107,428)	$(482,710)	$(895,795)

NOTE 10– STOCKHOLDERS’ (DEFICIT) EQUITY

Preferred and Common Stock

On March 27, 2012, the Company filed an Amended and Restated Certificate of Incorporation in order to increase the Company’s authorized capital stock from 200,000,000 shares to 250,000,000 shares, which shall be divided into two classes as follows: 200,000,000 shares of common stock, par value $0.0001 per share, and 50,000,000 shares of “blank check” preferred stock, par value $0.0001 per share. Also on March 27, 2012, the board of directors of the Company authorized a 7.5 for one forward split of the outstanding common stock in the form of a dividend, whereby an additional 6.5 shares of common stock were issued for each one share of common stock held by each shareholder of record April 9, 2012. On May 17, 2012, the Company filed a certificate of designation of preferences, rights and limitations of Series A Convertible Preferred Stock designating and authorizing the issuance of 5,000,000 shares of Series A Convertible Preferred Stock (the “Series A Preferred Stock”). On September 11, 2013, Company filed an Amendment to the Certificate of Designation of Preferences, Rights And Limitations of the Series A Preferred Stock with the Secretary of State of the State of Delaware to increase the number of authorized shares of Series A Preferred Stock from 5,000,000 shares to 10,000,000 shares.

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
SEPTEMBER 30, 2013

On May 24, 2012, the Company sold 5,000,000 shares of Series A preferred stock to certain investors for an aggregate purchase price of $2,000,000 or a purchase price of $0.40 per share.

Between May 24, 2012 and June 27, 2012, the Company sold an aggregate 6,087,500 shares of common stock to certain investors for an aggregate purchase price of $2,435,000 or a purchase price of $0.40 per share.

On May 24, 2012, the Company and  DRC Partners LLC entered into an agreement (the “DRC Consulting Agreement”) pursuant to which the consultant agreed to provide investor relations services to the Company for consideration consisting of a (i) one-time fee of $10,000 and (ii) 100,000 shares of common stock per month. In May 2012, the Company issued such 100,000 shares and valued these common shares at the fair market value on the date of grant (based on the recent selling price of the Company’s common stock at private placements) at approximately $0.40 per share or $40,000. In September 2012, Company issued 300,000 shares for investor relations services rendered and valued these common shares at the fair market value on the date of grant at approximately $0.61 per share or $182,000.  In August 2013, such DRC Consulting Agreement was terminated and the consultant forgave all unpaid fees payable in cash and shares of the Company’s common stock related to this agreement. Consequently, the Company recognized a gain from forgiveness of accrued expenses of $686,063 during the nine months ended September 30, 2013. The Company has no further obligation after the termination.

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

VALOR GOLD CORP. AND SUBSIDIARIES
(FORMERLY FELAFEL CORP.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013

On January 3, 2013, Mr. Lindsay resigned from his position as the Director of the Company. Consequently, during the nine months ended September 30, 2013, 400,000 options were forfeited in accordance with the resignation of the former director.

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

In December 2012, the Company entered into a 1 year consulting agreement pursuant to which the consultant agreed to provide public relations services to the Company. In consideration for the services, the Company issued 1,500,000 shares of the Company’s common stock and valued these common shares at the fair market value on the date of grant at $0.65 per share or $975,000. In connection with issuance of these common shares, the Company recorded public relations expenses for the nine months ended September 30, 2013 of $731,250 with a remaining prepaid expense at September 30, 2013 of $203,125 to be amortized over the remaining consulting agreement term.

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

On January 17, 2013, the Board of Directors appointed James Davidson as a director of the Company.  In connection with his appointment as a director, the Company’s Board of Directors awarded Mr. Davidson a restricted stock grant under the Company’s 2012 Equity Incentive Plan equal to 500,000 shares of the Company’s common stock which shall vest in two equal installments on January 17, 2014 and January 17, 2015. On August 1, 2013, James Davidson resigned from his position as a director of the Company and such restricted stock grants cease to vest upon resignation.

VALOR GOLD CORP. AND SUBSIDIARIES
(FORMERLY FELAFEL CORP.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013

During the nine months ended September 30, 2013, the Company recorded stock-based compensation expense of $797,034 in connection with the vested restricted stock grants discussed above.

In March 2013, the Company entered into a 90 day consulting agreement pursuant to which the consultant agreed to provide public relations services to the Company. In consideration for the services, the Company issued 250,000 shares of the Company’s common stock and valued these common shares at the fair market value on the date of grant at approximately $0.53 per share or $132,450. In connection with issuance of these common shares, the Company recorded public relations expenses for the nine months ended September 30, 2013 of $132,450.

Pursuant to the Termination Agreement, effective as of June 24, 2013, the Lessor and Arttor Gold terminated the North Battle Mountain Mineral Lease and Red Rock Mineral Lease (see Note 8).   Furthermore, pursuant to the Termination Agreement, on July 23, 2013, the Lessor transferred to the Company for cancellation the 4,000,000 shares of the Company’s common stock owned by Arthur Leger. The Company valued and recorded the cancelled shares at par value or $400 in additional paid in capital.

In September 2013, the Company issued an aggregate of 9,112,500 shares of the Company’s common stock and an aggregate of 5,000,000 shares of the Company’s Series A Convertible Preferred Stock (collectively the “Tru-Up Shares”) to certain of its prior investors (the “Prior Investors”).  Each share of Series A preferred stock is convertible into one share of common stock, at the option of the holder, subject to certain beneficial ownership limitations.  The Company issued the Tru-Up Shares in connection with certain “Most Favored Nations” provisions contained in the Prior Investors’ respective governing purchase agreements that occurred between April 2012 and November 2012 as a result of the Company’s subsequent issuance in July 2013 of its securities related to a convertible note payable at a per share price lower than the per share price paid by the Prior Investors. The Company was only required to make a single adjustment with respect to any lower price issuance and no adjustment to the effective per share purchase price shall be made for any lower price issuance that is made by the Company that is below $0.20. The Company valued and recorded the Tru-Up Shares at par value or $1,411 for preferred and common stock and offset additional paid in capital to reflect no change in stockholders’ equity for this transaction.

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

In October 2012, the Company granted 300,000 10-year options to purchase shares of common stock exercisable at $0.40 per share to a consultant of the Company pursuant to a consulting agreement for business advisory services. The stock options shall vest 25% every three months and were granted under the Company’s 2012 Equity Incentive Plan. The 300,000 options were valued on the grant date at approximately $0.96 per option or a total of $286,500 using a Black-Scholes option pricing model with the following assumptions: stock price of $1.05 per share, volatility of 116% (estimated using volatilities of similar companies), expected term of 6 years, and a risk free interest rate of 0.62%. On July 30, 2013 such consulting agreement was terminated and the Company has fulfilled its entire obligation under the agreement. During the nine months ended September 30, 2013, the Company recorded stock based consulting expense of $143,250 in connection with vested options prior to termination.

VALOR GOLD CORP. AND SUBSIDIARIES
(FORMERLY FELAFEL CORP.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013

A summary of the stock options as of September 30, 2013 and changes during the period are presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Balance at December 31, 2012	700,000	0.40	9.55
Granted	-	-	-
Exercised	-	-	-
Forfeited	(400,000)	0.40	9.39
Cancelled	-	-	-
Balance outstanding at September 30, 2013	300,000	$0.40	9.01

Options exercisable at September 30, 2013	225,000	$0.40
Options expected to vest	-
Weighted average fair value of options granted during the period		$-

Stock options outstanding at September 30, 2013 as disclosed in the above table have no intrinsic value at the end of the period.

Stock Warrants

A summary of the status of the Company's outstanding stock warrants as of September 30, 2013 and changes during the period then ended is as follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Balance at December 31, 2012	2,268,750	$0.55	4.84
Granted	1,875,000	0.05	5.00
Cancelled	-	-	-
Forfeited	-	-	-
Exercised	(1,250,000)	0.07	5.00
Balance at September 30, 2013	2,893,750	$0.43	4.27

Warrants exercisable at September 30, 2013	2,893,750	$0.43	4.27

Weighted average fair value of warrants granted during the nine months ended September 30, 2013		$0.22

On July 24, 2013, the Company granted a 5-year warrant to purchase 375,000 shares of the Company’s common stock at an exercise price of $0.20 per share for gross proceeds to the Company of $75,000 in connection with a convertible note payable (see Note 6).

Between August 20, 2013 and August 29, 2013, the Company granted a 5-year warrant to purchase 1,500,000 shares of the Company’s common stock at an exercise price of $0.01 per share for gross proceeds to the Company of $175,000 in connection with convertible notes payable (see Note 6).

In August 2013, the Company issued an aggregate of 1,187,500 shares of common stock in connection with the exercise of the 1,250,000 warrants on a cashless basis. Such warrants were related to the convertible notes issued in July 2013 and August 2013.The Company valued these common shares at par value.

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

Recent Events

On July 17, 2013, we and our wholly-owned subsidiary Arttor Gold (the “Lessee”), executed an agreement for the Termination of Mining Claim Leases (the “Termination Agreement”) with Arthur Leger and F.R.O.G. Consulting, LLC (Mr. Leger and F.R.O.G. Consulting, LLC, collectively, the “Lessor”).  Pursuant to the Termination Agreement, effective as of June 24, 2013, the Lessor and the Lessee terminated that certain North Battle Mountain Mineral Lease, dated as of May 24, 2011, and terminated that certain Red Rock Mineral Lease, dated as of May 24, 2011. As a result of the Termination Agreement, we released to the Lessor all of our rights to the 269 unpatented lode mining claims under the North Battle Mountain Lease, the 36 unpatented lode mining claims under the Red Rock Lease and any added claims staked by Arthur Leger during the term of the North Battle Mountain Lease and Red Rock Lease (the “Claims Release”).  In consideration for the Claims Release, the Lessor agreed to pay us $10,592 in bond payments we made to the BLM in connection with claims underlying the Claims Release.  Furthermore, pursuant to the Termination Agreement, on July 23, 2013, the Lessor transferred to us, and we cancelled, 4,000,000 shares of our common stock owned by Arthur Leger.  Our decision to enter into the Claims release followed changes in the direction of the Company and the decision to explore new strategic and developmental opportunities in other business sectors. Thus, we decided to discontinue our exploration stage gold and minerals business and prior periods have been restated in our consolidated financial statements and related footnotes to conform to this presentation. We are now considered a development stage company.

Between July 24, 2013 and August 29, 2013, we entered into Securities Purchase Agreements with two accredited investor pursuant to which we sold an aggregate of (i) $250,000 of 10% secured convertible promissory notes due one year from the date of issuance and (ii) 5-year warrant to purchase 1,875,000 shares of our common stock for gross proceeds of $250,000. The notes are convertible into shares of our common stock at an initial conversion price of $0.20 per share.

On September 12, 2013, we loaned $50,000 to an unrelated party in exchange for a demand promissory note. The note is due on demand and bears interest at 12% per annum. Additionally, the Company and the borrower signed a non-binding Letter of Intent (the “LOI”) to acquire certain assets of the borrower by us. The note includes a condition whereby the borrower shall pay a $250,000 breakup fee upon the occurrence of certain events such as the termination of the LOI by the borrower or the transactions under the LOI are not consummated on or before the agreed termination date as defined in the promissory note.

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

Recent Accounting Pronouncements

In April 2013, the FASB ASU 2013-07, “Presentation of Financial Statements: Topic Liquidation Basis of Accounting”. ASU 2013-07 requires an entity to prepare its financial statements using the liquidation basis of accounting when liquidation is imminent. Liquidation is considered imminent when the likelihood is remote that the organization will return from liquidation and either: (a) a plan for liquidation is approved by the person or persons with the authority to make such a plan effective and the likelihood is remote that the execution of the plan will be blocked by other parties; or (b) a plan for liquidation is being imposed by other forces. ASU 2013-07 will be effective for the Company beginning on January 1, 2014. We do not expect the adoption of ASU 2013-07 to have a material impact on our financial position, results of operations nor cash flows.

In July 2013, the FASB issued ASU 2013-11, "Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists." ASU 2013-11 provides guidance on the presentation of unrecognized tax benefits related to any disallowed portion of net operating loss carryforwards, similar tax losses, or tax credit carryforwards, if they exist. ASU 2013-11 is effective for fiscal years beginning after December 15, 2013. The adoption of ASU 2013-11 is not expected to have a material impact on our consolidated financial statements.

Accounting standards that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on our consolidated financial statements upon adoption.

Results of Operations

Valor Gold Corp.’s business began on April 28, 2011. We are a development stage company and have generated no revenues for the nine months ended September 30, 2013 and 2012.

Operating Expenses

Total operating expenses for the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012, were approximately $2.6 million and $4.3 million, respectively. The approximately $1.7 million decrease in operating expenses for the nine months ended September 30, 2013 is primarily attributable to a decrease in approximately $1.2 million of compensation expense related primarily to stock based compensation expense, decrease of approximately $0.5 million in consulting fees related primarily to a decrease  in investor relation expenses of approximately $1.0 million  offset by an increase in stock based consulting expenses of approximately $0.5 million , decrease of approximately $17,000 of professional fees primarily related to accounting and legal services and an increase of approximately $7,000 in general and administrative expenses primarily for rent, insurance and office expenses.

Total operating expenses for the three months ended September 30, 2013 as compared to the three months ended September 30, 2012, were approximately $0.6 million and $0.4 million, respectively. The approximately $0.2 million increase in operating expenses for the three months ended September 30, 2013 is primarily attributable to an increase in approximately $0.2 million of compensation expense related primarily to stock based compensation expense, decrease of approximately $70,000 in consulting fees,   an increase of approximately $54,000 of professional fees primarily related to accounting and legal services and a decrease of approximately $24,000 in general and administrative expenses primarily for rent, insurance and office expenses.

Operating Loss from Continuing Operations

We reported an operating loss from continuing operations of approximately $2.2 million and $4.3 million for the nine months ended September 30, 2013 and 2012, respectively. We reported an operating loss from continuing operations of approximately $0.3 million and $0.5 million for the three months ended September 30, 2013 and 2012, respectively. The decrease in operating loss was due to the decreases in operating expenses described above.

Other Income (Expenses)

Total other income (expense) was approximately $0.4 million and ($9,000) for the nine months ended September 30, 2013 and 2012, respectively. Total other income (expense) was approximately $0.4 million and ($6,000) for the three months ended September 30, 2013 and 2012, respectively. The change in other income (expense) of approximately $0.3 million is primarily attributable to i) an increase of $0.7 million gain from forgiveness of accrued expenses due to the termination of a certain consulting agreement, offset by ii) an increase of $34,000 interest expense in connection with the issuance of convertible notes payable and, iii) an increase of $0.3 million of derivative expense.

Loss from Discontinued Operations

The following table sets forth for the three and nine months ended September 30, 2013 and 2012 indicated selected financial data of the Company’s discontinued operations of its exploration stage gold and minerals business.

	For the Three Months ended September 30, 2013	For the Three Months ended September 30, 2012	For the Nine Months ended September 30, 2013	For the Nine Months ended September 30, 2012
Revenues	$-	$-	$-	$-
Cost of sales	-	-	-	-
Gross profit	-	-	-	-
Operating and other non-operating expenses	(30,962)	(107,428)	(482,710)	(895,795)

Loss from discontinued operations	$(30,962)	$(107,428)	$(482,710)	$(895,795)

Net Loss

As a result of the operating expense and other expense discussed above, we reported a net loss of approximately $2.7 million and $5.2 million for the nine months ended September 30, 2013 and 2012, respectively. As a result of the operating expense and other expense discussed above, we reported a net loss of approximately $0.3 million and $0.6 million for the three months ended September 30, 2013 and 2012, respectively. We reported a net loss of approximately $12.1 million for the period from April 28, 2011 (Inception) to September 30, 2013.

Liquidity and Capital Resources

At September 30, 2013, our cash and cash equivalents totaled approximately $97,000 compared to $813,000 at December 31, 2012. At September 30, 2013 we have working capital deficit of approximately $41,000. The decrease  in cash was primarily attributable to approximately $483,000  in exploration costs, $35,000 of cash based  investor relations and consulting fees, $184,000 of cash based compensation, $86,000 in professional fees, $118,000 in general and administrative expenses .

Between July 24, 2013 and August 29, 2013, the Company issued 10% secured convertible promissory notes and received gross proceeds of $250,000. The Company used proceeds from the sale of the note to repay amounts owed for general working capital purposes and for an investment in a note receivable amounting to $50,000.

We spent approximately $483,000 on exploration activities which has been included in the loss from discontinued operations during the nine months ended September 30, 2013. We will require external funding to explore additional business opportunities and strategic alliances and also to maintain our operations beginning in November 2013. We will not have sufficient capital to fund and maintain our operations and we will need to raise additional funds. We expect that the legal and accounting costs of being a public company will continue to impact our liquidity and we may need to obtain funds to pay those expenses. Those fees will be higher if our business volume and activity increases.

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

With respect to the quarterly period ended September 30, 2013, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures. Based upon this evaluation, the Company’s management has concluded that certain disclosure controls and procedures were not effective as of September 30, 2013 due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review. However, to the extent possible, we will implement procedures to assure that the initiation of transactions, the custody of assets and the recording of transactions will be performed by separate individuals. We believe that the foregoing steps will remediate the significant deficiency identified above, and we will continue to monitor the effectiveness of these steps and make any changes that our management deems appropriate.

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

Changes in Internal Controls.

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In August 2013, the Company issued an aggregate of 1,187,500 shares of common stock in connection with the exercise of the 1,250,000 warrants on a cashless basis. Such warrants were related to the convertible notes issued in July 2013 and August 2013.

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

* Filed herein

101**
The following materials from Valor Gold Corp.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 are formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Cash Flow, (iii) the Consolidated Balance Sheets, and (iv) the Notes to the Consolidated Financial statements tagged as blocks of text.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VALOR GOLD CORP.

Date: November 13, 2013	By:	/s/ David Rector
David Rector
President and Chief Executive Officer
(Principal Executive Officer and Principal Financial and Accounting Officer)