Form 10-K
period 2013-12-31
VAPORIN, INC.
filed 2014-03-27
CIK 1504937

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2013

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: _____________ to _____________

VAPORIN, INC.

(Exact name of registrant as specified in its charter)

Delaware	000-55132	45-5215796
(State or Other Jurisdiction	(Commission	(I.R.S. Employer
of Incorporation or Organization)	File Number)	Identification No.)

4400 Biscayne Boulevard

Miami, FL 33137

(Address of Principal Executive Office) (Zip Code)

(305) 576-9298

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. [  ] Yes [X] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. [  ] Yes [X] No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [  ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232-405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.) [X] Yes [  ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer  [  ]  Accelerated filer  [  ]  Non-accelerated filer  [X]  Smaller reporting company  [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). [  ] Yes [X] No

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the closing price as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $4,600,000 million.

The number of shares outstanding of the registrant’s classes of common stock, as of March 25, 2014 was 135,162,502 shares.

PART I

Item 1.	Business.

In January 2014, Vaporin, Inc. (formerly Valor Gold Corp.) (the “Company”) entered into a Share Exchange Agreement (the “Exchange Agreement”) with Vaporin Florida, a privately-held Florida corporation (“Vaporin Florida”). We refer to the transaction as the “Share Exchange.” As a result of the Share Exchange, Vaporin Florida became a wholly-owned subsidiary of the Company. Immediately following the closing of the Share Exchange, the Company changed its business plan and operations to that of Vaporin Florida. All references to “we,” “our” and “us” refer to the Company and its subsidiaries (including Vaporin Florida), unless the context otherwise indicates. In referring to the operations of the business, we refer solely to Vaporin Florida.

Corporate History

The Company was incorporated under the laws of the State of Delaware on June 2, 2009 for the purpose of establishing and operating a falafel restaurant in Riga, Latvia.

In connection with its efforts to seek other business opportunities, in May 2012, the Company entered into an Agreement and Plan of Merger with (i) Red Battle Corp. (“Red Battle”), the owner of all of the outstanding membership interests of each of Arttor Gold LLC (“Arttor Gold”), and Noble Effort Gold LLC (“Noble Effort”), (ii) Pershing Gold Corporation (“Pershing”), the owner of all of the outstanding capital stock of Red Battle, and (iii) Valor Gold Acquisition Corp., the Company’s wholly-owned subsidiary (“Acquisition Sub”). Upon closing of the transaction contemplated transaction, Acquisition Sub merged with and into Red Battle, and Red Battle, as the surviving corporation, became the Company’s wholly-owned subsidiary. As a result of the Merger, the Company acquired certain business and operations of Pershing primarily consisting of junior gold exploration mining claims and related rights held by Arttor Gold and Noble Effort. The Company discontinued its prior business and operations and revised its business purpose to be an exploration stage gold and minerals exploration company focused on searching for gold and other mineral resources and seeking out potentially significant exploration and development targets. In July 2013, the Company discontinued its exploration stage gold and minerals business.

As described above, on January 24, 2014, the Company entered into the Exchange Agreement with Vaporin Florida, and the stockholders and debt holders of Vaporin Florida. Upon closing of the Share Exchange, the holders of Vaporin Florida’s outstanding common stock transferred all of the issued and outstanding common stock of Vaporin Florida to the Company in exchange for 35 million shares of the Company’s common stock.

Our principal executive offices are located at 4400 Biscayne Boulevard, Miami, Florida 33133 and our telephone number is (305) 576-9298. Our website is located at www.vaporin.com. Information on our website is not, and should not be considered, part of this report.

Current Business

Vaporin Florida was formed as a limited liability company in the State of Florida on December 10, 2012 and was converted into a corporation on December 27, 2013. Vaporin Florida created its flagship product, the “Vaporin Electronic Cigarette”, an electronic smoking device, as an alternate to tobacco based cigarettes that utilizes micro-electronic technology to provide users with a smoking experience without the tobacco and tar found in traditional cigarettes. The market for e-cigarettes is rapidly growing. A Wells Fargo research report estimated that e-cigarette consumption would surpass combustible cigarettes in 10 years with the current estimated market of $2 billion.

Our Products

Electronic Cigarettes

“Electronic cigarettes” or “e-cigarettes,” are battery-powered products that enable users to inhale nicotine vapor without smoke, tar, ash, or carbon monoxide. Electronic cigarettes look like traditional cigarettes and, regardless of their construction are comprised of three functional components:

●	a mouthpiece, which is a small plastic cartridge that contains a liquid nicotine solution;

●	the heating element that vaporizes the liquid nicotine so that it can be inhaled; and

●	the electronics, which include: a lithium-ion battery, an airflow sensor, a microchip controller and an LED, which illuminates to indicate use.

When a user draws air through the electronic cigarette, the air flow is detected by a sensor, which activates a heating element that vaporizes the solution stored in the mouthpiece/cartridge. The solution is then vaporized and it is this vapor that is inhaled by the user. The cartridge contains either a nicotine solution or a nicotine free solution, either of which may be flavored.

Vaporizers

In addition to our traditional electronic cigarettes, our Vaporin Pen is a new product which has an innovative design and provides benefits over the “traditional” e-cigarette. The Vaporin Pens are designed to be an efficient, reliable and consistent nicotine and/or flavor delivery system. While they look less like a cigarette, they offer more practicality due to their design. Vaporin Pens offer a longer battery life and a much larger range of e-liquid choices for taste and flavor than electronic cigarettes which come prepackaged with cartridges. Vaporin Pens can also be a lot more discreet because the scent they produce is mild, their size in most cases are significantly smaller and they do not produce a notable amount of second-hand vapor.

E-Liquids

Vaporin’s proprietary e-liquid formula is made to offer the desired traditional smoking experience for the enjoyment of the consumer. Consumers can manually fill or refill Vaporin blank cartridges. The e-liquid, which produces the vapor when heated, is a solution consisting of United States Pharmacopeia (“USP”) Grade vegetable glycerin and USP Grade propylene glycol mixed with nicotine and different flavorings. The U.S. Food and Drug Administration (the “FDA”) has classified the vapor as a caloric macronutrient in the sugar alcohol category. Consumers are offered wide range of e-liquid flavors including tobacco, classic tobacco, menthol, cherry, vanilla, chocolate, coffee, strawberry, green apple, pina colada and peach.

Kits and Accessories

Our electronic cigarettes are available in kits that contain everything a user needs to begin enjoying their “vaping” experience. In addition to kits we sell replacement parts including batteries, refill cartridges or cartomizers that contain the liquid solution, atomizers, tanks and e-liquids. Our refill cartridges and e-liquids are available in various assorted flavors and nicotine levels (including cartridges without nicotine). In addition to our electronic cigarette and vaporizer products we sell an assortment of accessories, including various types of chargers.

Competition

Competition in the electronic cigarette industry is intense. We compete with other sellers of electronic cigarettes including “big tobacco” companies and larger e-cigarette companies like V2Cigs, NJOY and Blu (owned by a “big tobacco” company), which, depending on local regulation, sell their products in big box stores like Costco. The nature of our competitors is varied as the market is highly fragmented and the barriers to entry into the business are low. Our direct competitors sell products that are substantially similar to ours and through the same channels through which we sell our electronic cigarette products. We compete with these direct competitors for sales through distributors, wholesalers and retailers, including but not limited to national chain stores, tobacco shops, gas stations, travel stores, shopping mall kiosks, in addition to direct to public sales through the Internet, mail order and telesales.

As a general matter, we have access to and market and sell similar electronic cigarettes as our competitors and we sell our products at substantially similar prices as our competitors. Accordingly, the key competitive factors for our success is the quality of service we offer our customers, the scope and effectiveness of our marketing efforts, including media advertising campaigns and, increasingly, the ability to identify and develop new sources of customers.

Part of our business strategy focuses on the establishment of contractual relationships with distributors. We are aware that e-cigarette competitors in the industry are also seeking to enter into such contractual relationships. In many cases, competitors for such contracts may have greater management, human, and financial resources than we do for entering into such contracts and for attracting distributor relationships. Furthermore, certain of our electronic cigarette competitors may have better control of their supply and distribution and be, better established, larger and better financed than us.

We compete with “big tobacco” companies in two ways – cigarette smoking with all of its dangers is a significantly larger market. Moreover “big tobacco” is beginning to enter the e-cigarette market. “Big tobacco” companies have extensively more marketing and financial resources, global distribution networks in place and a customer base that is loyal to their brands.

Marketing and Distribution

We market our products as an alternative to traditional tobacco cigarettes. We offer our products in multiple nicotine strengths, flavors and puff counts. Because our products offer a “smoking” experience without the burning of tobacco leaf, our products offer users the ability to satisfy their nicotine cravings without smoke, tar, ash or carbon monoxide. In many cases our products may be used where tobacco-burning cigarettes may not, although that difference is ending due to local regulations.

An important part of our business strategy focuses on the establishment of contractual relationships with distributors. Most of our revenue to date has come from sales directly to distributors. We recently entered into a distribution agreement with C-Store Distributors through their Checkstand Program for national distribution of our products. Under the agreement, we agreed to pay C-Store Distributors a fee if we sell product to a distributor (for example, a convenience store or a gas station) that they introduced us to.

We also sell our products directly to consumers on our website vaporin.com. We recently launched an affiliate marketing program with Konnektive Corp., a customer transaction and advertising management platform which offers consumers a free trial of Vaporin products. If the consumer does not cancel the trial offer, Konnecktive then sends the information to the merchant account which bills the consumer automatically each month until the consumer cancels the monthly shipment of additional products.

We recently entered into an exclusive distribution with Seaga Manufacturing, Inc. (“Seaga”) for the marketing and sale of the Company’s electronic cigarettes through a unique, innovative vending solution designed by Seaga, the Vapestation.  Our strategic plan is to sell globally through casinos, nightclubs, bars and other highly trafficked destinations with our target consumer. Not only will the consumer be provided easy access to our products but there will also be a number of unique marketing capabilities including high definition video content on display.  Each Vapestation will have technology built-in that prevents minors from purchasing our products in environments open to the public.  See the Risk Factor on page 20 regarding state and local governments restricting the sale of our products.

Suppliers

We recently entered into an exclusive supply agreement with ChromaDex® for NIAGEN™ nicotinamide riboside (NR) ingredient, as well as PURENERGY™, a caffeine alternative ingredient.

We purchase the majority of our products from an entity controlled by Greggory Brauser, our Chief Operating Officer. See Certain Relationships and Related Transactions, and Director Independence on page 29.

We believe that an adequate supply of product and raw materials will be available to us as needed and from multiple sources and suppliers.

Intellectual Property

Our intellectual property will primarily be comprised of trade secrets and technological innovation. We own the registered trademark “Vaporin”.

Employees

As of March 25, 2014, we had five full-time and no part-time employees. None of our employees are subject to a collective bargaining agreement.

Government Regulation

Since a 2010 U.S. Court of Appeals, the FDA is permitted to regulate electronic cigarettes as “tobacco products” under the Family Smoking Prevention and Tobacco Control Act of 2009 (the “Tobacco Control Act”).

Under this Court decision, the FDA is not permitted to regulate electronic cigarettes as “drugs” or “devices” or a “combination product” under the Federal Food, Drug and Cosmetic Act unless they are marketed for therapeutic purposes. This is contrary to anti-smoking devices like nicotine patches, which undergo more extensive FDA regulation.

Because we do not market our electronic cigarettes for therapeutic purposes, our electronic cigarettes are subject to being classified as “tobacco products” under the Tobacco Control Act. The Tobacco Control Act grants the FDA broad authority over the manufacture, sale, marketing and packaging of tobacco products, although the FDA is prohibited from issuing regulations banning all cigarettes or all smokeless tobacco products, or requiring the reduction of nicotine yields of a tobacco product to zero.

The Tobacco Control Act also requires establishment, within the FDA’s new Center for Tobacco Products, of a Tobacco Products Scientific Advisory Committee to provide advice, information and recommendations with respect to the safety, dependence or health issues related to tobacco products.

The Tobacco Control Act imposes significant new restrictions on the advertising and promotion of tobacco products. For example, the law requires the FDA to finalize certain portions of regulations previously adopted by the FDA in 1996 (which were struck down by the Supreme Court in 2000 as beyond the FDA’s authority). As written, these regulations would significantly limit the ability of manufacturers, distributors and retailers to advertise and promote tobacco products, by, for example, restricting the use of color, graphics and sound effects in advertising, limiting the use of outdoor advertising, restricting the sale and distribution of non-tobacco items and services, gifts, and sponsorship of events and imposing restrictions on the use for cigarette or smokeless tobacco products of trade or brand names that are used for non-tobacco products. The law also requires the FDA to issue future regulations regarding the promotion and marketing of tobacco products sold or distributed over the internet, by mail order or through other non-face-to-face transactions in order to prevent the sale of tobacco products to minors. Presently, traditional cigarettes are not advertised on television; at least one e-cigarette competitor has advertised on television. It is likely that the Tobacco Control Act could result in a decrease in tobacco product sales in the United States, including sales of our electronic cigarettes.

While the FDA has not yet mandated electronic cigarettes be regulated as tobacco products, during 2012, the FDA indicated that it intends to regulate electronic cigarettes under the Tobacco Control Act through the issuance of regulations that would include electronic cigarettes under the definition of a “tobacco product” under the Tobacco Control Act subject to the FDA’s jurisdiction. The FDA initially announced that it would issue proposed regulations by April 2013 and then extended the deadline to October 31, 2013. As of the date of this report, the FDA had not taken such action.

The application of the Tobacco Control Act to electronic cigarettes could impose, among other things, restrictions on the content of nicotine in electronic cigarettes, the advertising, marketing and sale of electronic cigarettes, the use of certain flavorings and the introduction of new products. We cannot predict the scope of such regulations or the impact they may have on our company specifically or the electronic cigarette industry generally, though if enacted, they could have a material adverse effect on our business, results of operations and financial condition.

In this regard, total compliance and related costs are not possible to predict and depend substantially on the future requirements imposed by the FDA under the Tobacco Control Act. Costs, however, could be substantial and could have a material adverse effect on our business, results of operations and financial condition. In addition, failure to comply with the Tobacco Control Act and with FDA regulatory requirements could result in significant financial penalties and could have a material adverse effect on our business, financial condition and results of operations and ability to market and sell our products. At present, we are not able to predict whether the Tobacco Control Act will impact us to a greater degree than competitors in the industry, thus affecting our competitive position.

State and local governments currently legislate and regulate tobacco products, including what is considered a tobacco product, how tobacco taxes are calculated and collected, to whom and by whom tobacco products can be sold and where tobacco products may or may not be smoked. State and local regulation of the e-cigarette market and the usage of e-cigarettes is beginning to accelerate. Among other local laws:

●	States including California, New Jersey, Arkansas, Colorado, Tennessee, New Hampshire, Minnesota and Maryland ban the sale to minors;

●	Other states including New Jersey, North Dakota and Utah ban smoking in enclosed areas;

●	San Francisco bans sales in pharmacies and requires a special permit to sell e-cigarettes;

●	Chicago, New York and Los Angeles regulate e-cigarettes, including their ban in parks, restaurants and most workplaces; and

●	Starbucks bans the usage of e-cigarettes.

As local regulations expand, electronic cigarettes may lose their appeal as an alternative to cigarettes, which may have the effect of reducing the demand for our products and as a result have a material adverse effect on our business, results of operations and financial condition.

At present, neither the Prevent All Cigarette Trafficking Act (which prohibits the use of the U.S. Postal Service to mail most tobacco products, which would require individuals and businesses that make interstate sales of cigarettes or smokeless tobacco to comply with state tax laws) nor the Federal Cigarette Labeling and Advertising Act (which governs how cigarettes can be advertised and marketed) apply to electronic cigarettes. The application of either or both of these federal laws to electronic cigarettes would have a material adverse effect on our business, results of operations and financial condition.

We expect that the tobacco industry will experience significant regulatory developments over the next few years, driven principally by the World Health Organization’s Framework Convention on Tobacco Control (“FCTC”). The FCTC is the first international public health treaty on tobacco, and its objective is to establish a global agenda for tobacco regulation with the purpose of reducing initiation of tobacco use and encouraging cessation. Regulatory initiatives that have been proposed, introduced or enacted include:

●	the levying of substantial and increasing tax and duty charges;

●	restrictions or bans on advertising, marketing and sponsorship;

●	the display of larger health warnings, graphic health warnings and other labeling requirements;

●	restrictions on packaging design, including the use of colors and generic packaging;

●	restrictions or bans on the display of tobacco product packaging at the point of sale, and restrictions or bans on cigarette vending machines;

●	requirements regarding testing, disclosure and performance standards for tar, nicotine, carbon monoxide and other smoke constituents levels;

●	requirements regarding testing, disclosure and use of tobacco product ingredients;

●	increased restrictions on smoking in public and work places and, in some instances, in private places and outdoors;

●	elimination of duty free allowances for travelers; and

●	encouraging litigation against tobacco companies.

If electronic cigarettes are subject to one or more significant regulatory initiates enacted under the FCTC, our business, results of operations and financial condition could be materially and adversely affected.

Item 1A.	Risk Factors.

Not applicable to smaller reporting companies. However, our principal risk factors are described under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

Our principal offices are located at 4400 Biscayne Boulevard, Miami, Florida 33137 where we lease approximately 3,000 square feet of office space under a month to month lease. We maintain a website at www.vaporin.com.

Item 3.	Legal Proceedings.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Prior to February 10, 2014, our common stock traded under the symbol “VGLD.” Our common stock is currently quoted under the symbol “VAPO” on the Over-the-Counter Bulletin Board (the “OTC Bulletin Board”) and has been actively traded on the OTC Bulletin Board since November 25, 2011. As of March 25, 2014, our stock price closed at $0.145. As of that date, we had 45 shareholders of record. This number does not include beneficial owners whose shares are held in the names of various securities brokers, dealers and registered clearing agencies.

The following table provides the high and low bid price information for our common stock for the periods indicated which reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

		Prices
Year	Quarter Ended	High	Low

2013	December 31	$0.25	$0.04
	September 30	$0.30	$0.12
	June 30	$0.55	$0.12
	March 31	$0.73	$0.34

2012	December 31	$1.50	$0.55
	September 30	$1.25	$0.50
	June 30	$1.25	$0.05
	March 31	$0.05	$0.05

Dividend Policy

We have not paid any cash dividends on our common stock and do not plan to pay any such dividends in the foreseeable future. We currently intend to use all available funds to develop our business. We can give no assurances that we will ever have excess funds available to pay dividends.

Recent Sales of Unregistered Securities

None.

Item 6.	Selected Financial Data.

Not required for smaller reporting companies.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this report. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including but not limited to those set forth under “Risk Factors”.

Business Overview

We were incorporated in the State of Delaware on June 2, 2009 under the name “Felafel Corp.” On March 27, 2012, we changed our name to “Valor Gold Corp” and were primarily engaged in gold exploration business. In June 2013, we decided to discontinue our exploration stage gold and minerals business. On January 24, 2014, we closed a Share Exchange with Vaporin Florida, Inc. (“Vaporin Florida”) and the shareholders and note holders of Vaporin Florida. Upon closing of the Share Exchange, Vaporin Florida became our wholly-owned subsidiary. As a result, we revised our business to the business of Vaporin Florida which is in the development, marketing and sale of E-Cigarettes and related products and accessories. On February 3, 2014, we changed our name to Vaporin, Inc.

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

Principles of Consolidation

The consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles and present the financial statements of the Company and our wholly-owned subsidiary. In the preparation of our consolidated financial statements, intercompany transactions and balances are eliminated.

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

Stock-based Compensation

Stock-based compensation is accounted for based on the requirements of the Share-Based Payment Topic of ASC 718, “Compensation — Stock Compensation,” which requires recognition in the consolidated financial statements of the cost of employee and director services received in exchange for an award of equity instruments over the period the employee or director is required to perform the services in exchange for the award (presumptively, the vesting period). The ASC also requires measurement of the cost of employee and director services received in exchange for an award based on the grant-date fair value of the award.

Pursuant to ASC Topic 505-50, “Equity Based Payments to Non-employees,” for share-based payments to consultants and other third-parties, compensation expense is determined at the “measurement date.” The expense is recognized over the vesting period of the award. Until the measurement date is reached, the total amount of compensation expense remains uncertain. We initially record compensation expense based on the fair value of the award at the reporting date.

Recent Accounting Pronouncements

In July 2013, the FASB issued ASU 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” ASU 2013-11 provides guidance on the presentation of unrecognized tax benefits related to any disallowed portion of net operating loss carryforwards, similar tax losses, or tax credit carryforwards, if they exist. ASU 2013-11 is effective for fiscal years beginning after December 15, 2013. The adoption of ASU 2013-11 is not expected to have a material impact on our consolidated financial statements.

Accounting standards that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on our consolidated financial statements upon adoption.

Results of Operations

We are a development stage company and have generated no revenues for the years ended December 31, 2013 and 2012. Because we closed the Share Exchange in January 2014, the discussion below concerning our results of operations is derived from the consolidated financial statements reflecting our former business.

Operating Expenses

Total operating expenses for the years ended December 31, 2013 as compared to the years ended December 31, 2012, were approximately $3.1 million and $4.5 million, respectively. The approximately $1.4 million decrease in operating expenses for the years ended December 31, 2013 is primarily attributable to a decrease in approximately $1.0 million of compensation expense related primarily to non-cash stock based compensation expense, a decrease of approximately $0.3 million in consulting fees related primarily to a decrease in investor relation expenses, a decrease of approximately $73,000 of professional fees primarily related to decrease legal services and a decrease of approximately $24,000 in general and administrative expenses primarily for rent, insurance and office expenses due to cost cutting measures.

Operating Loss from Continuing Operations

We reported an operating loss from continuing operations of approximately $3.1 million and $4.5 million for the years ended December 31, 2013 and 2012, respectively. The decrease in operating loss was due to the decreases in operating expenses described above.

Other Income (Expenses)

Total other income (expense) was approximately $0.5 million and ($12,000) for the years ended December 31, 2013 and 2012, respectively. The change in other income (expense) of approximately $0.5 million is primarily attributable to (i) an increase of approximately $0.7 million from the forgiveness of accrued expenses due to the termination of a certain consulting agreement, (ii) an increase in gain from the change in fair value of derivative liabilities of approximately $0.2 million, offset by (iii) an increase of approximately $90,000 interest expense in connection with the issuance of convertible notes payable and, (iv) an increase of $0.3 million of derivative expense.

Loss from Discontinued Operations

The following table sets forth for the three and years ended December 31, 2013 and 2012 indicated selected financial data of the Company’s discontinued operations of its exploration stage gold and minerals business.

	For the Year ended December 31, 2013	For the Year ended December 31, 2012
Revenues	$-	$-
Cost of sales	-	-
Gross profit	-	-
Operating and other non-operating expenses	(536,839)	(3,813,593)

Loss from discontinued operations	$(536,839)	$(3,813,593)

Net Loss

As a result of the operating expense and other expense discussed above, we reported a net loss of approximately $3.1 million and $8.3 million for the years ended December 31, 2013 and 2012, respectively. We reported a net loss of approximately $12.6 million for the period from April 28, 2011 (Inception) to December 31, 2013.

Liquidity and Capital Resources

Cash Flows from Operating Activities

In 2013, we used approximately $1,000,000 of cash in operating activities during 2013, a decrease from approximately $2.6 million of cash used in operating activities during 2012. Our net loss of approximately $3.1 million was mainly offset by approximately $1.0 million of stock-based compensation and $1.0 million in amortization of prepaid expenses in connection with the issuance of stock for prepaid services.

Cash Flows from Investing Activities

In 2013, we lent $50,000 to a third party compared to $2,000,000 in 2012 for cash paid in connection with the recapitalization of the Company.

Cash Flows from Financing Activities

In 2013, we had $250,000 provided by financing activities from the sale of 10% secured convertible promissory notes compared to $5 million in 2012 which primarily consisted of proceeds from the sale of common and preferred stock.

Historical Financings

In January 2014, we issued 10% secured convertible promissory notes and received gross proceeds of $100,000. Following the closing of the Share Exchange, we consummated a private placement of our common stock and Series B Convertible Preferred Stock at a purchase price of $0.10 per share, with gross proceeds to us of $1,050,000.

Liquidity

At December 31, 2013, our cash and cash equivalents totaled approximately $8,000 as compared to $813,000 at December 31, 2012. At December 31, 2013, we had working capital deficit of approximately $226,000. As of March 25, 2014, we had approximately $272,000 in cash and cash equivalents.

We will need to raise capital, since as a new business we have not generated positive cash flow from our operations. In March 2014, we launched a private placement offering of our common stock seeking to raise up to $4 million from the sale of our common stock. The offering is on a “best efforts, no minimum basis.” We cannot assure you that we will raise enough money to support our operations. Based upon our current business operations, we estimate that we will need to raise $2 million to satisfy our cash requirements for the next 12 months. Our inability to raise additional funds on a timely basis could prevent us from achieving our business objectives and could have a negative impact on our business, financial condition, results of operations and the value of our securities.

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

Cautionary Note Regarding Forward Looking Statements

This report includes forward-looking statements including statements regarding the distribution of our products and liquidity.

The words “believe,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “could,” “target,” “potential,” “is likely,” “will,” “expect” and similar expressions, as they relate to us, are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs.

The results anticipated by any or all of these forward-looking statements might not occur. Important factors, uncertainties and risks that may cause actual results to differ materially from these forward-looking statements are contained in the Risk Factors that follow. We undertake no obligation to publicly update or revise any forward-looking statements, whether as the result of new information, future events or otherwise. For more information regarding some of the ongoing risks and uncertainties of our business, see the Risk Factors and our other filings with the SEC.

RISK FACTORS

Investing in our common stock involves a high degree of risk. You should carefully consider the following Risk Factors before deciding whether to invest in the Company. Additional risks and uncertainties not presently known to us, or that we currently deem immaterial, may also impair our business operations or our financial condition. If any of the events discussed in the Risk Factors below occur, our business, consolidated financial condition, results of operations or prospects could be materially and adversely affected. In such case, the value and marketability of the common stock could decline.

Risks Related to Our Business and Operations

Our ability to continue as a going concern is in doubt absent obtaining adequate financing and achieving sufficient sales levels.

Our primary asset is the common stock of Vaporin Florida which has incurred net losses since inception in December 2012. We anticipate these losses will continue for the foreseeable future. We have not reached a profitable level of operations which raises substantial doubt about our ability to continue as a going concern. Our continued existence is dependent upon our achieving sufficient sales levels of our products and obtaining adequate financing.

Because the Company has only recently changed its focus of its business to the marketing and sale of electronic cigarettes, there is no assurance that it will be able to be successful or compete in this business.

There is no assurance that the Company will be able to successfully compete in the electronic cigarette industry. The acquisition of Vaporin Florida and its operations may not be lucrative or could have other adverse effects that the Company does not currently foresee. Failure to successfully compete in the electronic cigarette industry will have a material adverse effect on the Company’s business, financial condition and results of operations.

Because our management has a limited recent operating history on which to evaluate our potential for future success and to determine if we will be able to execute our business plan, it is difficult to evaluate our future prospects and the risk of success or failure of our business.

The Company has, prior to the acquisition of Vaporin Florida, been involved in businesses primarily as a junior mining exploration company. The Company not only has no operating history in executing its new business of marketing and selling electronic cigarettes, but the Company’s lack of operating history in this sector makes it difficult to evaluate its new business model and future prospects. Our new management has a limited operating history and therefore it is difficult to evaluate its potential success in the e-cigarette business.

Because a recent United States federal court decision permits the FDA to regulate electronic cigarettes as “tobacco products,” and the FDA has indicated that it intends to do so, the regulatory impact could have adverse consequences to our business.

The Food & Drug Administration (the “FDA”) is permitted to regulate electronic cigarettes as “tobacco products” under the Family Smoking Prevention and Tobacco Control Act of 2009 (the “Tobacco Control Act”).

Under this Court decision, the FDA is not permitted to regulate electronic cigarettes as “drugs” or “devices” or a “combination product” under the Federal Food, Drug and Cosmetic Act unless they are marketed for therapeutic purposes.

Because we do not market our electronic cigarettes for therapeutic purposes, our electronic cigarettes are subject to being classified as “tobacco products” under the Tobacco Control Act. The Tobacco Control Act grants the FDA broad authority over the manufacture, sale, marketing and packaging of tobacco products, although the FDA is prohibited from issuing regulations banning all cigarettes or all smokeless tobacco products, or requiring the reduction of nicotine yields of a tobacco product to zero. Among other measures, the Tobacco Control Act (under various deadlines):

●	increases the number of health warnings required on cigarette and smokeless tobacco products, increases the size of warnings on packaging and in advertising, requires the FDA to develop graphic warnings for cigarette packages, and grants the FDA authority to require new warnings;

●	requires practically all tobacco product advertising to eliminate color and imagery and instead consist solely of black text on white background;

●	imposes new restrictions on the sale and distribution of tobacco products, including significant new restrictions on tobacco product advertising and promotion as well as the use of brand and trade names;

●	bans the use of “light,” “mild,” “low” or similar descriptors on tobacco products;

●	gives the FDA the authority to impose tobacco product standards that are appropriate for the protection of the public health (by, for example, requiring reduction or elimination of the use of particular constituents or components, requiring product testing, or addressing other aspects of tobacco product construction, constituents, properties or labeling);

●	requires manufacturers to obtain FDA review and authorization for the marketing of certain new or modified tobacco products;

●	requires pre-market approval by the FDA for tobacco products represented (through labels, labeling, advertising, or other means) as presenting a lower risk of harm or tobacco-related disease;

●	requires manufacturers to report ingredients and harmful constituents and requires the FDA to disclose certain constituent information to the public;

●	mandates that manufacturers test and report on ingredients and constituents identified by the FDA as requiring such testing to protect the public health, and allows the FDA to require the disclosure of testing results to the public;

●	requires manufacturers to submit to the FDA certain information regarding the health, toxicological, behavioral or physiologic effects of tobacco products;

●	prohibits use of tobacco containing a pesticide chemical residue at a level greater than allowed under federal law;

●	requires the FDA to establish “good manufacturing practices” to be followed at tobacco manufacturing facilities;

●	requires tobacco product manufacturers (and certain other entities) to register with the FDA; and

●	grants the FDA the regulatory authority to impose broad additional restrictions.

The Tobacco Control Act also requires establishment, within the FDA’s new Center for Tobacco Products, of a Tobacco Products Scientific Advisory Committee to provide advice, information and recommendations with respect to the safety, dependence or health issues related to tobacco products.

As indicated above, the Tobacco Control Act imposes significant new restrictions on the advertising and promotion of tobacco products. For example, the law requires the FDA to finalize certain portions of regulations previously adopted by the FDA in 1996 (which were struck down by the Supreme Court in 2000 as beyond the FDA’s authority). As written, these regulations would significantly limit the ability of manufacturers, distributors and retailers to advertise and promote tobacco products, by, for example, restricting the use of color, graphics and sound effects in advertising, limiting the use of outdoor advertising, restricting the sale and distribution of non-tobacco items and services, gifts, and sponsorship of events and imposing restrictions on the use for cigarette or smokeless tobacco products of trade or brand names that are used for non-tobacco products. The law also requires the FDA to issue future regulations regarding the promotion and marketing of tobacco products sold or distributed over the internet, by mail order or through other non-face-to-face transactions in order to prevent the sale of tobacco products to minors.

It is likely that the Tobacco Control Act could result in a decrease in tobacco product sales in the United States, including sales of our electronic cigarettes.

While the FDA has not yet mandated electronic cigarettes be regulated as tobacco products, during 2012, the FDA indicated that it intends to regulate electronic cigarettes under the Tobacco Control Act through the issuance of deeming regulations that would include electronic cigarettes under the definition of a “tobacco product” under the Tobacco Control Act subject to the FDA’s jurisdiction. The FDA initially announced that it would issue proposed deeming regulations by April 2013 and then extended the deadline to October 31, 2013. As of the date of this Term Sheet, the FDA had not taken such action.

The application of the Tobacco Control Act to electronic cigarettes could impose, among other things, restrictions on the content of nicotine in electronic cigarettes, the advertising, marketing and sale of electronic cigarettes, the use of certain flavorings and the introduction of new products. We cannot predict the scope of such regulations or the impact they may have on our company specifically or the electronic cigarette industry generally, though if enacted, they could have a material adverse effect on our business, results of operations and financial condition.

In this regard, total compliance and related costs are not possible to predict and depend substantially on the future requirements imposed by the FDA under the Tobacco Control Act. Costs, however, could be substantial and could have a material adverse effect on our business, results of operations and financial condition. In addition, failure to comply with the Tobacco Control Act and with FDA regulatory requirements could result in significant financial penalties and could have a material adverse effect on our business, financial condition and results of operations and ability to market and sell our products. At present, we are not able to predict whether the Tobacco Control Act will impact us to a greater degree than competitors in the industry, thus affecting our competitive position.

Because the medical profession has not yet studied the long-term health effects of electronic cigarette use, if it were determined that the usage of electronic cigarettes posed a health risk, our business could be adversely affected.

Because electronic cigarettes were recently developed the medical profession has not had a sufficient period of time to study the long-term health effects of electronic cigarette use. Currently, therefore, there is no way of knowing whether or not electronic cigarettes are safe for their intended use. If the medical profession were to determine conclusively that electronic cigarette usage poses long-term health risks, electronic cigarette usage could decline, which could have a material adverse effect on our business, results of operations and financial condition.

Because the market for electronic cigarettes is a niche market, it subject to a great deal of uncertainty.

Electronic cigarettes, having recently been introduced to market, are at an early stage of development, represent a niche market and are evolving rapidly and are characterized by an increasing number of market entrants. Our future sales and any future profits are substantially dependent upon the widespread acceptance and use of electronic cigarettes. Rapid growth in the use of, and interest in, electronic cigarettes is recent, and may not continue on a lasting basis. The demand and market acceptance for these products is subject to a high level of uncertainty.

Therefore, we are subject to all of the business risks associated with a new enterprise in a niche market, including risks of unforeseen capital requirements, failure of widespread market acceptance of electronic cigarettes, in general or, specifically our products, failure to establish business relationships and competitive disadvantages as against larger and more established competitors.

Because we face intense competition, our failure to compete effectively could have a material adverse effect on our business, results of operations and financial condition.

Competition in the electronic cigarette industry is intense. The nature of our competitors is varied as the market is highly fragmented and the barriers to entry are low. Moreover, it appears that large tobacco companies are entering this market.

We compete primarily on the basis of product quality, brand recognition, brand loyalty, service, marketing, advertising and price. We are subject to highly competitive conditions in all aspects of our business. The competitive environment and our competitive position can be significantly influenced by weak economic conditions, erosion of consumer confidence, competitors’ introduction of low-priced products or innovative products, cigarette excise taxes, higher absolute prices and larger gaps between price categories, and product regulation that diminishes the ability to differentiate tobacco products.

Our principal competitors are “big tobacco” companies, and against numerous other manufacturers of electronic cigarettes. We compete against “big tobacco” companies who offers not only conventional tobacco cigarettes but also smokeless tobacco products such as “snus” (a form of moist ground smokeless tobacco that is usually sold in sachet form that resembles small tea bags), chewing tobacco and snuff. Furthermore, we believe big tobacco will eventually offer electronic cigarettes as the market for electronic cigarettes grows. There can be no assurance that we will be able to compete successfully against any of our competitors, some of whom have far greater resources, capital, experience, market penetration, sales and distribution channels than us. If our major competitors were, for example, to significantly increase the level of price discounts offered to consumers, we could be forced to respond by offering price discounts, which could have a materially adverse effect on our business, results of operations and financial condition.

If sales of conventional tobacco cigarettes continues to decline, it could have a material adverse effect on our business.

The overall U.S. market for conventional tobacco cigarettes has generally been declining in terms of volume of sales, as a result of restrictions on advertising and promotions, funding of smoking prevention campaigns, increases in regulation and excise taxes, public perception of the dangers of smoking, a decline in the social acceptability of smoking, and other factors, and such sales are expected to continue to decline. While the sales of electronic cigarettes have been increasing over the last several years, the electronic cigarette market is only developing and is a fraction of the size of the conventional tobacco cigarette market. A continual decline in cigarette sales may adversely affect the growth of the electronic cigarette market, which would have a material adverse effect on our business, results of operations and financial condition.

If electronic cigarettes continues to face intense media publicity, it could adversely affect our business.

Electronic cigarettes are new to the marketplace and since their introduction, certain members of the media, politicians, government regulators and advocate groups, including independent medical physicians have called for an outright ban of all electronic cigarettes, pending regulatory review and a demonstration of safety. A partial or outright ban would have a material adverse effect on our business, results of operations and financial condition.

If we experience product liability claims, it adversely affect our reputation and business.

The tobacco industry in general has historically been subject to frequent product liability claims. Even though our electronic cigarettes have no tar, we may experience product liability claims from the marketing and sale of electronic cigarettes. Any product liability claim brought against us, with or without merit, could result in:

●	liabilities that substantially exceed our product liability insurance, which we would then be required to pay from other sources, if available;

●	an increase of our product liability insurance rates or the inability to maintain insurance coverage in the future on acceptable terms, or at all;

●	damage to our reputation and the reputation of our products, resulting in lower sales;

●	regulatory investigations that could require costly recalls or product modifications;

●	litigation costs; and

●	the diversion of management’s attention from managing our business.

Any one or more of the foregoing could have a material adverse effect on our business, results of operations and financial condition.

If we experience product recalls, we may incur significant and unexpected costs and our business reputation could be adversely affected.

We may be exposed to product recalls and adverse public relations if our products are alleged to cause illness or injury, or if we are alleged to have violated governmental regulations. A product recall could result in substantial and unexpected expenditures that could exceed our product recall insurance coverage limits and harm to our reputation, which could have a material adverse effect on our business, results of operations and financial condition. In addition, a product recall may require significant management time and attention and may adversely impact on the value of our brands. Product recalls may lead to greater scrutiny by federal or state regulatory agencies and increased litigation, which could have a material adverse effect on our business, results of operations and financial condition.

Because we offer a money back guarantee, product exchanges, returns and warranty claims may adversely affect our business.

If we are unable to maintain an acceptable degree of quality control of our products we will incur costs associated with the exchange and return of our products as well as servicing our customers for warranty claims. Any of the foregoing on a significant scale may have a material adverse effect on our business, results of operations and financial condition.

If there are adverse economic conditions, which our business may adversely affect the demand for our products.

Electronic cigarettes are new to market and may be regarded by users as a novelty item and expendable as such demand for our products may be extra sensitive to economic conditions. When the economy is strong, discretionary spending typically increases; conversely, when economic conditions are unfavorable, discretionary spending often declines. Any significant decline in economic conditions that affects consumer spending could have a material adverse effect on our business, results of operations and financial condition.

If our marketing efforts are not successful, we will not be successful and your investment will be adversely affected.

We intend to undertake extensive marketing activities to promote brand awareness and our portfolio of products. If we are unable to generate significant market awareness for our products and our brands at the consumer level or unable to capitalize on significant marketing, advertising or promotional campaigns we undertake, our business, financial condition and results of operations could be adversely affected.

If we are not able to establish sustainable relationships with large retailers or national chains, our results of operations will be adversely affected.

We believe the fastest way to develop brand and product recognition and increase sales volume is to establish relationships with large retailers and national chains. We may not be able to establish relationships with large retailers or national chains or, even if we do so, sustain such relationships. Our inability to develop and sustain relationships with large retailers and national chains will impede our ability to develop brand and product recognition and increase sales volume and, ultimately, require us to pursue and rely on local and more fragmented sales channels, which may have a material adverse effect on our business, results of operations and financial condition.

If we are not able to adapt to trends in our industry, our business will be adversely affected.

We may not be able to adapt as the electronic cigarette industry and customer demand evolves, whether attributable to regulatory constraints or requirements, a lack of financial resources or our failure to respond in a timely and/or effective manner to new technologies, customer preferences, changing market conditions or new developments in our industry. Any of the failures to adapt for the reasons cited herein or otherwise could make our products obsolete and would have a material adverse effect on our business, financial condition and results of operations.

Because we rely on third party suppliers and manufacturers of our products, any interruption with these relationships could adversely affect our business.

We depend on third party suppliers and manufacturers for our electronic cigarettes, which includes, but is not limited to, our electrical components, technology, flavorings and essences. Our customers associate certain characteristics of our products including the weight, feel, draw, flavor, packaging and other unique attributes of our products to the brands we market, distribute and sell. Any interruption in supply and/or consistency of our products may adversely impact our ability to deliver our products to our wholesalers, distributors and customers and otherwise harm our relationships and reputation with customers, and have a materially adverse effect on our business, results of operations and financial condition.

Although we believe that several alternative sources for the components, chemical constituents and manufacturing services necessary for the production of our products are available, any failure to obtain any of the foregoing would have a material adverse effect on our business, results of operations and financial condition.

If we cannot manage our growth effectively, we may not become profitable.

Businesses which grow rapidly often have difficulty managing their growth. If we grow as rapidly as we anticipate, we will need to expand our management by recruiting and employing experienced executives and key employees capable of providing the necessary support. We cannot assure you that our management will be able to manage our growth effectively or successfully. Our failure to meet these challenges could cause us to lose money, and your investment could be lost.

Because we face competition from foreign importers who do not comply with government regulation, we face a competitive disadvantage.

We face competition from foreign sellers of electronic cigarettes that may illegally ship their products into the United States for direct delivery to customers. These market participants will not have the added cost and expense of complying with U.S. regulations and taxes and as a result will be able to offer their product at a more competitive price than us and potentially capture market share. Moreover, should we be unable to sell certain of our products during any regulatory approval process we have no assurances that we will be able to recapture those customers that we lost to our foreign domiciled competitors during any “blackout” periods, during which we are not permitted to sell our products. This competitive disadvantage may have a material adverse effect on our business, results of operations and our financial condition.

If we are taxed like other tobacco products or if we are required to collect and remit sales tax on certain of our Internet sales, our business, results of operations and financial condition could be adversely affected.

Presently the sale of electronic cigarettes is not subject to federal, state and local excise taxes like the sale of conventional cigarettes or other tobacco products, all of which have faced significant increases in the amount of taxes collected on their sales. Should federal, state and local governments and or other taxing authorities impose excise taxes similar to those levied against conventional cigarettes and tobacco products on our products, it may have a material adverse effect on the demand for our products, as consumers may be unwilling to pay the increased costs for our products.

We may be unable to establish the systems and processes needed to track and submit the excise and sales taxes we collect through Internet sales, which would limit our ability to market our products through our website which would have a material adverse effect on our business, results of operations and financial condition. The requirement to collect, track and remit sales taxes based on independent affiliate sales may require us to increase our prices, which may affect demand for our products or conversely reduce our net profit margin, either of which would have a material adverse effect on our business, results of operations and financial condition.

If our Internet security is circumvented, our reputation and business could be adversely affected.

At present we generate a small portion of our sales through e-commerce sales on our websites. We manage our websites and e-commerce platform internally and, as a result, any compromise of our security or misappropriation of proprietary information could have a material adverse effect on our business, financial condition and results of operations. We rely on encryption and authentication technology licensed from third parties to provide the security and authentication necessary to effect secure Internet transmission of confidential information, such as credit and other proprietary information. Advances in computer capabilities, new discoveries in the field of cryptography or other events or developments may result in a compromise or breach of the technology used by us to protect client transaction data. Anyone who is able to circumvent our security measures could misappropriate proprietary information or cause material interruptions in our operations. We may be required to expend significant capital and other resources to protect against security breaches or to minimize problems caused by security breaches. To the extent that our activities or the activities of others involve the storage and transmission of proprietary information, security breaches could damage our reputation and expose us to a risk of loss and/or litigation. Our security measures may not prevent security breaches. Our failure to prevent these security breaches may result in consumer distrust and may adversely affect our business, results of operations and financial condition.

Risks Related to Government Regulation

If there are changes in laws, regulations and other requirements, our business, results of operations or financial condition could be adversely affected.

In addition to the anticipated regulation of our business by the FDA, our business, results of operations or financial condition could be adversely affected by new or future legal requirements imposed by legislative or regulatory initiatives, including, but not limited to, those relating to health care, public health and welfare and environmental matters. For example, in recent years, states and many local and municipal governments and agencies, as well as private businesses, have adopted legislation, regulations or policies which prohibit, restrict, or discourage smoking; smoking in public buildings and facilities, stores, restaurants and bars; and smoking on airline flights and in the workplace. Furthermore, a growing number of states and local governments prohibit and others are considering prohibiting the sales of electronic cigarettes to minors. Other similar laws and regulations are currently under consideration and may be enacted by state and local governments in the future. At present, it is not clear if electronic cigarettes, which omit no smoke or noxious odors, are subject to such restrictions. If electronic cigarettes are subject to restrictions on smoking in public and other places, our business, operating results and financial condition could be materially and adversely affected. New legislation or regulations may result in increased costs directly for our compliance or indirectly to the extent such requirements increase the prices of goods and services because of increased costs or reduced availability. We cannot predict whether such legislative or regulatory initiatives will result in significant changes to existing laws and regulations and/or whether any changes in such laws or regulations will have a material adverse effect on our business, results of operations or financial condition.

If there are restrictions on the public use of electronic cigarettes, it may reduce the attractiveness and demand for our electronic cigarettes.

Because our electronic cigarettes emit no smoke or smell, they can be used in places where the use of traditional tobacco burning cigarettes is prohibited. Should city, state or federal regulators, municipalities, local governments and private industry likewise restrict the use of electronic cigarettes from use in those same places where cigarettes cannot be smoked, our customers may reduce or otherwise cease using our products, which would have a material adverse effect on our business, results of operations and financial condition.

If states and local governments limit the sales of electronic cigarettes, it may have a material adverse effect on our ability to sell our products.

If one or more states from which we generate or anticipate generating significant sales bring actions to prevent us from selling our products unless we obtain certain licenses, approvals or permits and if we are not able to obtain the necessary licenses, approvals or permits for financial reasons or otherwise and/or any such license, approval or permit is determined to be overly burdensome to us then we may be required to cease sales and distribution of our products to those states, which would have a material adverse effect on our business, results of operations and financial condition. Moreover, regulations preventing us from selling e-cigarettes in vending machines or in areas where minors under 18 are allowed, will have a similar adverse effect on us.

If either of the Prevent All Cigarette Trafficking Act and/or the Federal Cigarette Labeling and Advertising Act regulations were to be applied to electronic cigarettes, it would have a material adverse effect on our business.

At present, neither the Prevent All Cigarette Trafficking Act (which prohibits the use of the U.S. Postal Service to mail most tobacco products, which would require individuals and businesses that make interstate sales of cigarettes or smokeless tobacco to comply with state tax laws) nor the Federal Cigarette Labeling and Advertising Act (which governs how cigarettes can be advertised and marketed) apply to electronic cigarettes. The application of either or both of these federal laws to electronic cigarettes could result in additional expenses, could prohibit us from selling products through the internet and require us to change our advertising and labeling and method of marketing our products, any of which would have a material adverse effect on our business, results of operations and financial condition.

If we become subject to governmental actions aimed at conventional cigarettes and other tobacco products, our business will be adversely affected.

We expect the tobacco industry to experience significant regulatory developments over the next few years, driven principally by the World Health Organization’s Framework Convention on Tobacco Control (“FCTC”). The FCTC is the first international public health treaty on tobacco, and its objective is to establish a global agenda for tobacco regulation with the purpose of reducing initiation of tobacco use and encouraging cessation. Regulatory initiatives that have been proposed, introduced or enacted include:

●	the levying of substantial and increasing tax and duty charges;

●	restrictions or bans on advertising, marketing and sponsorship;

●	the display of larger health warnings, graphic health warnings and other labeling requirements;

●	restrictions on packaging design, including the use of colors and generic packaging;

●	restrictions or bans on the display of tobacco product packaging at the point of sale, and restrictions or bans on cigarette vending machines;

●	requirements regarding testing, disclosure and performance standards for tar, nicotine, carbon monoxide and other smoke constituents levels;

●	requirements regarding testing, disclosure and use of tobacco product ingredients;

●	increased restrictions on smoking in public and work places and, in some instances, in private places and outdoors;

●	elimination of duty free allowances for travelers; and

●	encouraging litigation against tobacco companies.

If electronic cigarettes are subject to one or more significant regulatory initiates enacted under the FCTC, our business, results of operations and financial condition could be materially and adversely affected.

Risks Related to Our Organization and Structure

Because we have no independent directors or other directors, we lack corporate governance protections and oversight over our management.

Mr. Scott Frohman is our Chief Executive Officer and our only director. As such, we have no directors, whether independent or otherwise to exercise oversight over our management. Our Chief Executive Officer in his role as a director has the sole power to manage our business, establish officer compensation including his own, issue securities and engage in significant transactions, except for the limited matters reserved to shareholders.

Risks Related to Our Common Stock

Because the market for our common stock is limited, persons who purchase our common stock may not be able to resell their shares at or above the purchase price paid for them.

Our common stock trades on the Over-The-Counter Bulletin Board which is not a liquid market. There is currently only a limited public market for our common stock. We cannot assure you that an active public market for our common stock will develop or be sustained in the future. If an active market for our common stock does not develop or is not sustained, the price may decline.

Because we are subject to the “penny stock” rules, brokers cannot generally solicit the purchase of our common stock which adversely affects its liquidity and market price.

The SEC has adopted regulations which generally define “penny stock” to be an equity security that has a market price of less than $5.00 per share, subject to specific exemptions. The market price of our common stock on the Bulletin Board has been substantially less than $5.00 per share and therefore we are currently considered a “penny stock” according to SEC rules. This designation requires any broker-dealer selling these securities to disclose certain information concerning the transaction, obtain a written agreement from the purchaser and determine that the purchaser is reasonably suitable to purchase the securities. The rules limit the ability of broker-dealers to solicit purchases of our common stock and therefore reduce the liquidity of the public market for our shares.

Due to factors beyond our control, our stock price may be volatile.

Any of the following factors could affect the market price of our common stock:

●	Our failure to increase revenue in each succeeding quarter;.

●	Our failure to achieve profitability;

●	Our failure to meet our revenue and earnings guidance;

●	The loss of distributors or retailers;

●	The sale of a large amount of common stock by our shareholders;

●	Our announcement of a pending or completed acquisition or our failure to complete a proposed acquisition;

●	Adverse regulatory action which affects the sales of electronic cigarettes;

●	Changes in earnings estimates and recommendations by financial analysts;

●	Changes in market valuations of similar companies;

●	Short selling activities;

●	Our announcement of a change in the direction of our business; or

●	Announcements by us, or our competitors, of significant contracts, acquisitions, commercial relationships; joint ventures or capital commitments.

In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been instituted. A securities class action suit against us could result in substantial costs and divert our management’s time and attention, which would otherwise be used to benefit our business.

Because we may not be able to attract the attention of major brokerage firms, it could have a material impact upon the price of our common stock.

It is not likely that securities analysts of major brokerage firms will provide research coverage for our common stock since the firm itself cannot recommend the purchase of our common stock under the penny stock rules referenced in an earlier risk factor. The absence of such coverage limits the likelihood that an active market will develop for our common stock. It may also make it more difficult for us to attract new investors at times when we acquire additional capital.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Not required for smaller reporting companies.

Item 8.	Financial Statements and Supplementary Data.

The requirements of this Item can be found beginning on page F-1 found elsewhere herein.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management carried out an evaluation, with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based on their evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2013 due to the Company’s limited internal resources.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management, under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of the end of the period covered by this report. In making this assessment, our management used the criteria set forth by the Committee of Sponsor Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

During our assessment of the effectiveness of internal control over financial reporting as of December 31, 2013, management identified significant deficiencies related to (i) our internal audit functions and (ii) a lack of segregation of duties within accounting functions. Based on that evaluation, our management concluded that our internal control over financial reporting was not effective based on that criteria.

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

Management is in the process of determining how best to change our current system and implement a more effective system to ensure that information required to be disclosed in this Form 10-K has been recorded, processed, summarized and reported accurately. Our management acknowledges the existence of this problem, and intends to develop procedures to address them to the extent possible given limitations in financial and manpower resources. Subsequent to December 31, 2013, the Company hired a consultant who is providing financial reporting services in order to assist in implanting controls and procedures. While management is working on a plan, no assurance can be made at this point that the implementation of such controls and procedures will be completed in a timely manner or that they will be adequate once implemented.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The following is a list of our executive officers and directors. All directors serve one-year terms or until each of their successors are duly qualified and elected. The officers are elected by the Board of Directors which we refer to as the “Board”.

Name	Age	Position

Scott Frohman	46	Director, Chief Executive Officer and Principal Financial Officer

Gregory Brauser	28	Chief Operating Officer

Scott Frohman has served as the Chief Executive Officer of the Company since the Share Exchange and has been a director since January 28, 2014. Since November 2013, Mr. Frohman has served as the Chief Executive Officer of Vaporin Florida. Mr. Frohman served as the Chairman of the Board of usell.com, Inc. from July 23, 2008 through November 18, 2011, and has served as a director since November 18, 2011. From June 2008 until September 2012, Mr. Frohman served as the Chief Executive Officer and a director of Options Media Group Holdings, Inc. Mr. Frohman was selected as a director for his general business management with specific experience in marketing driven companies.

Gregory Brauser has served as Chief Operating Officer of the Company since the Share Exchange. Mr. Brauser founded Direct Source China (“Direct Source”) in 2009, a sourcing company headquartered in Shanghai, China, that assists mid-size U.S. businesses with their direct manufacturing overseas. In 2011, Mr. Brauser founded Direct Source Inc., headquartered in Ft. Lauderdale, Florida, which provides services to Direct Source in the U.S. Since 2009, Mr. Brauser has been the Chief Executive Officer of Direct Source. Since 2010, Mr. Brauser has served as Vice Chairman and director of Dog-E-Glow, Inc., a manufacturer and distributer of LED lighted dog collars and leashes, which he formed.

Family Relationships

There are no family relationships among our directors and executive officers.

Corporate Governance

We do not currently have an “audit committee financial expert” since we currently do not have an audit committee in place.

Independence

Our sole director is our Chief Executive Officer. Thus, he is not independent under the NASDAQ Stock Market listing rules because he is an executive officer.

Board Assessment of Risk and Role in Oversight

Our Board plays no role in overseeing our risk management processes since we lack independent directors.

Board Leadership Structure

The Company has chosen to combine the Chief Executive Officer and Board Chairman positions. We believe that this leadership structure is appropriate for the Company at this time. Because we are a small company, it is more efficient to have the leadership of the Board in the same hands as the Chief Executive Officer of the Company. We recognize the need to add additional directors.

Risk Assessment Regarding Compensation Policies and Practices

Our compensation program for employees does not create incentives for excessive risk taking by our employees or involve risks that are reasonably likely to have a material adverse effect on the Company. Our compensation is limited to cash salaries which decreases incentive on the part of our executives to take unnecessary or imprudent risks

Code of Ethics

Our Board has adopted a Code of Ethics that applies to all of our employees, including our Chief Executive Officer and Chief Financial Officer. Although not required, the Code of Ethics also applies to our directors. The Code of Ethics provides written standards that we believe are reasonably designed to deter wrongdoing and promote honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships, full, fair, accurate, timely and understandable disclosure and compliance with laws, rules and regulations, including insider trading, corporate opportunities and whistle-blowing or the prompt reporting of illegal or unethical behavior. We will provide a copy, without charge, to anyone that requests one in writing to Vaporin, Inc., 4400 Biscayne Boulevard, Miami, FL 33137, Attention: Corporate Secretary.

Shareholder Communications

Although we do not have a formal policy regarding communications with our Board, shareholders may communicate with the Board by writing to us at Vaporin, Inc., 4400 Biscayne Boulevard, Miami, FL 33137, or by facsimile (305) 576-9298. Shareholders who would like their submission directed to the Board may so specify, and the communication will be forwarded, as appropriate.

Section 16(a) Beneficial Ownership Reporting Compliance

Not applicable.

Item 11.	Executive Compensation.

The following information is related to the compensation paid, distributed or accrued by us to those persons serving as Chief Executive Officer (principal executive officer) during 2013 and 2012, and the two other most highly compensated executive officers serving at the end of the last fiscal year whose total compensation exceeded $100,000, if any. We refer to these persons as the “Named Executive Officers.”

2013 Summary Compensation Table

Name and Principal Position (a)	Year (b)	Salary ($)(c)(1)	Stock Awards ($)(e)(2)	All Other Compensation ($)(i)	Total ($)(j)

David Rector (3)	2013	185,000	1,500,300	-	1,685,300
Former Chief Executive Officer

Arthur Leger (4)	2013	25,000	-	-	25,000
Former Chief Executive Officer	2012	95,000	-	-	95,000

(1) Represents cash compensation.

(2) The amounts in this column represents the fair value of the award as of the grant date as computed in accordance with FASB Accounting Standards Codification Topic 718. These amounts represent awards that are paid in shares of our common stock and do not reflect the actual amounts that may be realized by the Named Executive Officers.

(3) Mr. Rector was appointed interim Chief Executive Officer on January 17, 2013. The Stock Awards represents 3,000,000 shares of the Company’s common stock which were to vest in three equal increments on January 17, 2014, January 17, 2015 and January 17, 2016. The shares were made fully vested upon his termination.

(4) Mr. Leger resigned as an executive officer on January 17, 2013. Does not include $20,000 for consulting services he provided in 2012 after he resigned as an executive officer. See the Director Compensation Table.

Named Executive Officer Employment Arrangements

None of our Named Executive Officers has an employment agreement.

Termination Provisions

No executive officer is entitled to any severance rights.

Discretionary Bonuses

Each of our executive officers is eligible for discretionary bonuses as determined by the Board.

Outstanding Equity Awards At 2013 Fiscal Year-End

Listed below is information with respect to unexercised options and shares of common stock that have not vested for each Named Executive Officer outstanding as of December 31, 2013:

Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexercised Options (#) Unexercisable (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($)(e)	Option Expiration Date (f)	Number of Shares or Units of Stock That Have Not Vested (#) (g)(1)	Market Value of Shares or Units of Stock That Have Not Vested ($)(h)(1)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (i)(2)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#) (j)(2)

David Rector	-	-	-	-	-	3,000,000	390,000	2,000,000	260,000

(1) Represents shares of common stock which were to vest in three equal installments on January 17, 2014, January 17, 2015 and January 17, 2016. In connection with his resignation, the shares were made fully vested in January 2014. The market value of the shares was calculated by multiplying $0.13, the closing price of the Company’s common stock on December 31, 2013, by the number of unvested shares.

(2) Represents shares which were to vest based on the Company meeting specific milestones in the exploration business. As described above, the Company ceased its exploration business in connection with the Share Exchange. The market value of the shares was calculated by multiplying $0.13, the closing price of the Company’s common stock on December 31, 2013, by the number of unvested shares.

Equity Compensation Plan Information

The following chart reflects the number of awards granted under equity compensation plans approved and not approved by shareholders and the weighted average exercise price for such plans as of December 31, 2013.

Name Of Plan	Number of shares of common stock to be issued upon exercise of outstanding Options, Warrants and Rights (a)	Weighted-average exercise price of outstanding options (b) ($)	Number of shares remaining available for future issuance under equity compensation plans (excluding the shares reflected in column(a)) (c)
Equity compensation plans approved by security holders (1)	3,300,000	0.49	3,700,000

Equity compensation plans not approved by security holders	-	-	-

Total	3,300,000	0.49	3,700,000

(1)	Includes, 300,000 options issued to a consultant of the Company and 3,000,000 shares granted in connection with the appointment of Mr. Rector as the Company’s Chief Executive Officer. The securities were granted under the Company’s 2012 Equity Incentive Plan which was approved by shareholders on October 29, 2012.

The Company is authorized to issue up to 7,000,000 shares of common stock in the form of qualified incentive stock options, non-qualified stock options and restricted stock grants, issuable to the Company’s officers, directors, employees and consultants. The Plan is currently administered by our Board until such time as such authority is been delegated to a committee of the Board.

2013 Director Compensation

We do not pay cash compensation to our directors for service on our Board of Directors. Mr. Rector was not compensated for his service as a director and is therefore not included in this table. Non-employee members of our Board of Directors were compensated for 2013 as follows:

Name (a)	Stock Awards ($)(c)(1)	All Other Compensation ($)(d)(1)	Total ($)(j)

James Davidson (2)	250,050	-	250,050

Arthur Leger (3)	-	20,000	20,000

Oliver Lindsay (4)	-	-	-

(1)	The amounts in these columns represent the fair value of the award as of the grant date as computed in accordance with FASB ASC Topic 718 and the SEC disclosure rules. These amounts represent awards that are paid in shares of our common stock and do not reflect the actual amounts that may be realized by the directors.

(2)	On January 17, 2013, Mr. Davidson was granted 500,000 shares of restricted stock which were to vest in two equal installments on January 17, 2014 and January 17, 2015. On August 1, 2013, Mr. Davidson resigned and his shares did not vest.

(3)	Mr. Leger resigned as a director May 22, 2013. Represents payments for consulting services while serving as a director.

(4)	Mr. Lindsay resigned on January 3, 2013.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth the voting power as of March 25, 2014 by (i) those persons known by us to be owners of more than 5% of our common stock, (ii) each director, (iii) our Named Executive Officers and (iv) all of our executive officers and directors of as a group. Unless otherwise specified in the notes to this table, the address for each person is: c/o Vaporin, Inc. 4400 Biscayne Boulevard, Miami, FL 33137.

Title of Class	Beneficial Owner	Amount and Nature of Beneficial Owner (1)	Percent of Class (1)

Directors and Executive Officers:

Common Stock	Scott Frohman (2)	5,000,000	2.0%
Common Stock	David Rector (3)	8,000,000	3.2%
Common Stock	Arthur Leger (3)	0	0%
Common Stock	Gregory Brauser (4)	15,000,000	6.0%

Common Stock	All directors and executive officers as a group (2 persons)	20,000,000	8.0%

5% Shareholders:

Common Stock	Michael Brauser (5)	14,123,588	9.9%
Common Stock	Barry Honig (6)	14,123,588	9.9%
Common Stock	Melechdavid, Inc. (7)	14,123,588	9.9%

* Less than 1%.

(1) Beneficial ownership is determined under the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options, warrants, convertible notes and preferred stock currently exercisable or convertible or exercisable or convertible within 60 days are deemed outstanding for computing the percentage of the person holding such securities but are not deemed outstanding for computing the percentage of any other person. The table includes shares of common stock, warrants, convertible notes and preferred stock exercisable or convertible into common stock and vested or vesting within 60 days. Unless otherwise indicated in the footnotes to this table, we believe that each of the shareholders named in the table has sole voting and investment power with respect to the shares of common stock indicated as beneficially owned by them.

Percentages are based on the following securities outstanding (adjusted as required by rules of the SEC) and entitled to vote, as of March 25, 2014:

●	142,662,502 shares of common stock (including 7,500,000 shares in the process of being issued); and

●	108,000,000 shares of common stock underlying preferred stock.

Holders of our outstanding preferred stock are precluded from converting if the conversion would cause them to be a beneficial owner of more than 9.99% of our common stock (except for the Series A Preferred Stock which limits conversion to 4.99%), which we refer to as the “Blocker”. Messrs. Michael Brauser and Barry Honig and Melechdavid, Inc. would be deemed to beneficially own more than 9.99% but for the Blocker. Consequently, their ownership disclosure does not include certain shares of common stock underlying their shares of preferred stock and warrants. Additionally, the shareholders are not entitled to vote the shares which are subject to the Blocker.

(2) An executive officer and a director.

(3) A former executive officer and/or director.

(4) An executive officer.

(5) Includes shares of common stock held by Grander Holdings 401K Inc., of which the reporting person is the trustee. Does not include all of the shares of common stock issuable upon the conversion of preferred stock as a result of a 9.99% blocker. Address is 4400 Biscayne Boulevard, Miami, Florida 33137.

(6) Includes (i) 1,187,500 shares of common stock held individually by Mr. Barry Honig and (ii) 3,000,000 shares of common stock held by GRQ Consultants, Inc. 401(K), of which the reporting person is the trustee. Does not include all of the shares of common stock issuable upon the conversion of preferred stock as a result of a 9.99% blocker. Address is 555 South Federal Highway, Suite 450, Boca Raton, Florida 33432.

(7) Mr. Mark Grousman has voting and dispositive power over the securities reported. Does not include all of the shares of common stock issuable upon the conversion of preferred stock as a result of a 9.99% blocker. Address is 100 South Pointe Drive, #1405, Miami Beach, Florida 33418.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The Company purchases most of its products from Direct Source, an entity controlled by Gregory Brauser, our Chief Operating Officer. This entity purchases the products directly from the manufacturers in China and charges the Company an 8% premium. In 2013 and 2014 to date, Vaporin Florida and the Company paid Direct Source approximately $370,000 and $200,000, respectively, for products.

Barry Honig, a 5% shareholder of the Company, is a member of Pershing’s Board of Directors. Prior to the Pershing asset acquisition, certain entities under Mr. Honig’s control held over 5% of the Company’s securities. Additionally, entities under Mr. Honig’s control purchased 5,000,000 shares of the Company’s Series A Preferred Stock for $2,000,000. Between July 2013 and August 2013, the Company issued Mr. Honig secured convertible promissory notes for a total amount of $125,000. In 2014, $50,000 of these notes were repaid. In connection with the acquisition of Vaporin Florida, Mr. Honig and entities he controls were issued 33,333 shares of Series C Preferred Stock

Michael Brauser, a 5% shareholder and the father of our Chief Operating Officer, was an original investor in and manager of Vaporin Florida. Mr. Michael Brauser lent approximately $636,000 to Vaporin Florida and was issued a convertible note. Mr. Michael Brauser converted $350,000 and was issued Series A Preferred Stock of Vaporin Florida. In connection with the Vaporin Florida acquisition, Mr. Brauser was issued 33,334 shares of Series C in exchange for the cancellation of the Vaporin Florida Series A and the outstanding portion of the note.

Item 14.	Principal Accounting Fees and Services.

Our Board pre-approves audit and permissible non-audit services performed by its independent registered public accounting firm, as well as the fees charged for such services. All of the services related to audit fees charged by KBL, LLP (the “Principal Accountant”) in 2013 and 2012, if any, were pre-approved by the Board, which acts as our audit committee. The following table shows the fees for the years ended December 31, 2013 and December 31, 2012.

	2013	2012
Audit Fees (1)	$25,500	$29,000
Audit Related Fees	$—	$—
All Other Fees	$—	$—
Total	$25,500	$29,000

(1)	These fees relate to the audit of our annual financial statements and the review of our interim quarterly financial statements.

In its review of non-audit services, the Board considers whether the engagement could compromise the independence of our independent registered public accounting firm, and whether the reasons of efficiency or convenience is in our best interest to engage our independent registered public accounting firm to perform the services. In its review of non-audit service and its appointment of the Principal Accountant, as our independent registered public accounting firm, the Board considered whether the provision of such services is compatible with maintaining independence. Our Board determined that the rendering of non-audit services by the Principal Accountant is compatible with maintaining their independence.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a) Documents filed as part of the report.

(1)	Financial Statements. See Index to Consolidated Financial Statements, which appears on page F-1 hereof. The financial statements listed in the accompanying Index to Consolidated Financial Statements are filed herewith in response to this Item.

(2)	Financial Statements Schedules. All schedules are omitted because they are not applicable or because the required information is contained in the consolidated financial statements or notes included in this report.

(3)	Exhibits. The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 27, 2014.

Vaporin, Inc.

By:	/s/ Scott Frohman
Scott Frohman
Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Scott Frohman	Principal Executive Officer, Principal Financial Officer,	March 27, 2014
Scott Frohman	Principal Accounting Officer and Director

EXHIBIT INDEX

Exhibit		Incorporated by Reference			Filed or Furnished
No.	Exhibit Description	Form	Date	Number	Herewith

3.1	Amended and Restated Certificate of Incorporation	8-K	4/2/12	3.1
3.2	Certificate of Amendment – Name Change	8-K	2/7/14	3.1
3.3	Certificate of Designation – Series A	8-K	5/23/12	3.1
3.4	Amendment to the Certificate of Designation – Series A	8-K	9/16/12	3.1
3.5	Certificate of Designation – Series B	8-K	1/29/14	3.1
3.6	Certificate of Designation – Series C	8-K	1/29/14	3.1
3.7	Amended and Restated Bylaws	8-K	4/2/12	3.2
10.1	Form of Subscription Agreement – Series B	8-K	1/29/14	10.2
10.2	Form of Securities Purchase Agreement – 10% Convertible Note	8-K	8/30/13	10.1
10.3	Form of 10% Convertible Note	8-K	1/16/14	10.2
10.4	Form of Warrant	8-K	8/30/13	10.3
10.5	Share Exchange Agreement	8-K	1/29/14	10.1
10.6	2012 Equity Incentive Plan	8-K	11/2/12	10.4
21.1	Subsidiaries				Filed
31.1	Certification of Principal Executive and Principal Financial Officer (302)				Filed
32.1	Certification of Principal Executive and Principal Financial Officer (906)				**
101.INS	XBRL Instance Document				Filed
101.SCH	XBRL Taxonomy Extension Schema Document				Filed
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				Filed
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				Filed
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				Filed
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				Filed

** This exhibit is being furnished rather than filed and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.

Copies of this report (including the financial statements) and any of the exhibits referred to above will be furnished at no cost to our shareholders who make a written request to our Vaporin, Inc. at 4400 Biscayne Boulevard, Miami, FL 33137.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Vaporin Inc.

(formerly Valor Gold Corp.)

(a Development Stage Company)

We have audited the accompanying consolidated balance sheets of Vaporin, Inc. (formerly Valor Gold Corp.) (a Development Stage Company) as of December 31, 2013 and 2012 and the related consolidated statements of operations, changes in stockholders’ (deficit) equity, and cash flows for the years ended December 31, 2013 and 2012, and for the period from April 28, 2011 (Inception) to December 31, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Vaporin, Inc. (formerly Valor Gold Corp.) as of December 31, 2013 and 2012, and the consolidated operations and cash flows for the years ended December 31, 2013 and 2012 and for the period from April 28, 2011 (Inception) to December 31, 2013 in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company had a net loss and net cash used in operations of $3,182,429 and $1,001,936, respectively, in 2013, had an accumulated deficit of $12,616,451 at December 31, 2013 and has no revenues. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans as to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ KBL, LLP
New York, NY
March 27, 2014

VAPORIN, INC. AND SUBSIDIARIES

(FORMERLY VALOR GOLD CORP.)

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED BALANCE SHEETS

	December 31, 2013	December 31, 2012

ASSETS
CURRENT ASSETS:
Cash	$8,317	$812,671
Note receivable	50,000	-
Prepaid expenses and other current assets	1,750	982,219
Assets of discontinued operations	-	144,986

Total Current Assets	60,067	1,939,876

Other assets:
Assets of discontinued operations - long term portion	-	118,000

Total Other Assets	-	118,000

Total Assets	$60,067	$2,057,876

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$103,876	$671,195
Convertible notes payable, net of debt discount	96,156	-
Derivative liabilities	120,280	-

Total Liabilities	320,312	671,195

STOCKHOLDERS’ (DEFICIT) EQUITY :
Preferred stock, $0.0001 par value; 50,000,000 authorized Convertible Series A Preferred stock ($.0001 Par Value; 10,000,000 Shares Authorized; 10,000,000 and 5,000,000 shares issued and outstanding as of December 31, 2013 and 2012, respectively)	1,000	500
Common stock ($.0001 Par Value; 200,000,000 Shares Authorized; 86,662,500 and 77,112,500 shares issued and outstanding as of December 31, 2013 and 2012, respectively)	8,667	7,712
Additional paid-in capital	12,346,539	10,812,491
Deficit accumulated during the development stage	(12,616,451)	(9,434,022)

Total Stockholders’ (Deficit) Equity	(260,245)	1,386,681

Total Liabilities and Stockholders’ (Deficit) Equity	$60,067	$2,057,876

See accompanying notes to consolidated financial statements.

VAPORIN, INC. AND SUBSIDIARIES

(FORMERLY VALOR GOLD CORP.)

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS

			For the Period from
	For the Year Ended	For the Year Ended	April 28, 2011 (Inception) to
	December 31, 2013	December 31, 2012	December 31, 2013

Revenues	$-	$-	$-

Operating expenses:
Compensation and related expenses	1,273,385	2,258,937	3,727,057
Consulting fees	1,531,233	1,848,640	3,381,514
Professional fees	182,962	221,518	411,980
General and administrative expenses	136,404	159,995	342,690

Total operating expenses	3,123,984	4,489,090	7,863,241

Operating loss from continuing operations	(3,123,984)	(4,489,090)	(7,863,241)

Other income (expense)
Interest income	1,750	-	1,750
Gain from forgiveness of accrued expenses	686,063	-	686,063
Derivative expense	(310,375)	-	(310,375)
Change in fair value of derivative liabilities	203,137	-	203,137
Interest expense	(102,181)	(11,556)	(113,737)

Total other income (expense)	478,394	(11,556)	466,838

Loss from continuing operations before provision for income taxes	(2,645,590)	(4,500,646)	(7,396,403)

Provision for income taxes	-	-	-

Loss from continuing operations	(2,645,590)	(4,500,646)	(7,396,403)

Discontinued operations:
Loss from discontinued operations, net of tax	(536,839)	(3,813,593)	(5,220,048)

Net loss	$(3,182,429)	$(8,314,239)	$(12,616,451)

WEIGHTED AVERAGE COMMON SHARES
Basic and Diluted	79,644,863	51,498,259	55,310,569

Loss per common share, basic and diluted:
Loss from continuing operations	$(0.03)	$(0.09)	$(0.13)
Loss from discontinued operations	$(0.01)	$(0.07)	$(0.09)

See accompanying notes to consolidated financial statements.

VAPORIN, INC. AND SUBSIDIARIES

(FORMERLY VALOR GOLD CORP.)

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY

FOR THE PERIOD FROM APRIL 28, 2011 (INCEPTION) TO DECEMBER 31, 2013

						Deficit
						Accumulated	Total
	Preferred Stock - Series A		Common Stock		Additional	During the	Stockholder’s
	$0.0001 Par Value		$0.0001 Par Value		Paid-in	Development	(Deficit)
	Shares	Amount	Shares	Amount	Capital	Stage	Equity

Balance, April 28, 2011 (Inception)	-	-	-	$-	$-	$-	$-

Capital Contributions	-	-	25,000,000	2,500	1,997,530	-	2,000,030

Net loss	-	-	-	-	-	(1,119,783)	(1,119,783)

Balance, December 31, 2011	-	-	25,000,000	2,500	1,997,530	(1,119,783)	880,247

Recapitalization of the Company	-	-	25,000,000	2,500	(2,930,224)	-	(2,927,724)

Issuance of common stock for cash	-	-	9,112,500	912	3,560,088	-	3,561,000
							-
Issuance of preferred stock for cash	5,000,000	500	-	-	1,999,500	-	2,000,000
							-
Issuance of common stock to officers for services	-	-	9,100,000	910	2,039,090	-	2,040,000
							-
Issuance of common stock to consultants for services	-	-	2,900,000	290	1,596,710	-	1,597,000
							-
Stock-based compensation in connection with options granted to employees and consultants	-	-	-	-	150,397	-	150,397

Issuance of common stock in connection with the acquisition of mineral rights	-	-	6,000,000	600	2,399,400	-	2,400,000

Net loss	-	-	-	-	-	(8,314,239)	(8,314,239)

Balance, December 31, 2012	5,000,000	500	77,112,500	7,712	10,812,491	(9,434,022)	1,386,681

Issuance of common stock to consultants for services	-	-	250,000	25	132,425	-	132,450

Stock-based compensation in connection with options granted to employees and consultants	-	-	-	-	143,250	-	143,250

Stock-based compensation in connection with restricted common stock grants	-	-	3,000,000	300	1,025,946	-	1,026,246

Cancellation of shares in connection with a termination agreement	-	-	(4,000,000)	(400)	400	-	-

Issuance of common stock due to most favored nations provision	5,000,000	500	9,112,500	911	(1,411)	-	-

Issuance of common stock for exercise of warrants	-	-	1,187,500	119	(119)	-	-

Reclassification of derivatives to equity	-	-	-	-	233,557	-	233,557

Net loss	-	-	-	-	-	(3,182,429)	(3,182,429)

Balance, December 31, 2013	10,000,000	$1,000	86,662,500	$8,667	$12,346,539	$(12,616,451)	$(260,245)

See accompanying notes to consolidated financial statements.

VAPORIN, INC. AND SUBSIDIARIES

(FORMERLY VALOR GOLD CORP.)

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS

			For the Period from
	For the Year Ended	For the Year Ended	April 28, 2011 (Inception) to
	December 31, 2013	December 31, 2012	December 31, 2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,182,429)	$(8,314,239)	$(12,616,451)
Adjustments to reconcile net loss from operations to net cash used in operating activities:
Common stock issued for services	1,026,246	2,662,000	3,688,246
Depreciation	2,418	-	2,418
Amortization of prepaid expense in connection with the issuance of common stock issued for prepaid services	1,066,825	40,625	1,107,450
Amortization of debt discount	92,756	-	92,756
Stock-based compensation in connection with options granted	143,250	150,397	293,647
Derivative expense	310,375	-	310,375
Change in fair value of derivative liabilities	(203,137)	-	(203,137)
Gain from forgiveness of accrued expenses	(686,063)	-	(686,063)
Impairment expense	-	2,400,000	2,400,000
Changes in assets and liabilities:
Assets of discontinued operations	144,986	-	144,986
Prepaid expenses and other current assets	46,094	(129,153)	(146,736)
Assets of discontinued operations - long term portion	118,000	(67,000)	-
Accounts payable and accrued expense	118,743	646,370	789,938

NET CASH USED IN OPERATING ACTIVITIES	(1,001,936)	(2,611,000)	(4,822,571)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(2,418)	-	(2,418)
Issuance of note receivable	(50,000)	-	(50,000)
Cash paid in connection with the recapitalization of the Company	-	(2,000,000)	(2,000,000)

NET CASH USED IN INVESTING ACTIVITIES	(52,418)	(2,000,000)	(2,052,418)

CASH FLOWS FROM FINANCING ACTIVITIES:
Contributed capital	-	-	2,000,030
Net proceeds from sale of common and preferred stock	-	5,561,000	5,561,000
Payment on note payable	-	(500,000)	(500,000)
Proceed from issuance of notes payable	250,000	-	250,000
Advance to related parties, net of proceeds from repayment by related party	-	(17,402)	(427,724)

NET CASH PROVIDED BY FINANCING ACTIVITIES	250,000	5,043,598	6,883,306

NET (DECREASE) INCREASE IN CASH	(804,354)	432,598	8,317

CASH - beginning of year	812,671	380,073	-

CASH - end of year	$8,317	$812,671	$8,317

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$-	$11,556	$11,556
Income taxes	$-	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Note payable issued in connection with the recapitalization of the Company	$-	$500,000	$500,000
Distribution to former parent company and its subsidiary prior to Merger included in the Recapitalization of the Company	$-	$427,724	$427,724
Subscription receivable in connection with the sale of common stock	$-	$-	$75,000
Reclassification of derivatives to equity	$233,557	$-	$233,557

See accompanying notes to consolidated financial statements.

VAPORIN, INC. AND SUBSIDIARIES

(FORMERLY VALOR GOLD CORP.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Organization

Vaporin, Inc. (the “Company”), (formerly Valor Gold Corp.), was incorporated under the laws of the State of Delaware on June 2, 2009. On March 27, 2012, the Company had filed an Amended and Restated Certificate of Incorporation in order to change its name to Valor Gold Corp. and to increase its authorized capital stock.

On January 16, 2014, holders of a majority of the outstanding voting capital of the Company voted in favor of filing a certificate of amendment to the Company’s Amended and Restated Certificate of Incorporation in order to (i) change the name of the Company to “Vaporin, Inc.” from “Valor Gold Corp.” and (ii) effect a reverse split of its issued and outstanding common stock on a one for twelve basis (the “Reverse Split”). On February 3, 2014, the Company had filed an Amended and Restated Certificate of Incorporation in order to change its name to Vaporin, Inc. Currently, the Reverse Split has been approved by holders of a majority of the outstanding voting capital of the Company however the Company has not filed a Certificate of Amendment to the Company’s Amended and Restated Certificate of Incorporation to effectuate the Reverse Split. The Company’s Board of Directors has not yet determined when to effectuate the Reverse Split. As such, the consolidated financial statements do not reflect the results of the Reverse Split.

On January 24, 2014, the Company entered into a Share Exchange Agreement (the “Exchange Agreement”) with Vaporin Florida, Inc., a Florida corporation (“Vaporin Florida”), and the stockholders and debt holders of Vaporin Florida. Vaporin Florida was formed as a limited liability company in the state of Florida on December 10, 2012 and was converted into a corporation on December 27, 2013. Upon closing of the transaction contemplated under the Exchange Agreement (the “Share Exchange”), on January 24, 2014, the holders of Vaporin Florida’s outstanding common stock (the “Vaporin Florida Stockholders”) transferred all of the issued and outstanding common stock of Vaporin Florida to the Company in exchange for an aggregate of 35 million shares of the Company’s common stock. As a result, Vaporin Florida became a wholly-owned subsidiary of the Company. Vaporin Florida created its flagship product, the “Vaporin Electronic Cigarette”, an electronic smoking device, as an alternate to tobacco based cigarettes that utilize micro-electronic technology to provide users with a smoking experience without the tobacco and tar found in mainstream cigarettes. Following the closing of the Share Exchange, through the Company’s wholly owned subsidiary, Vaporin Florida, the Company intends to expand its activities and engage in the development, marketing and sale of the Vaporin Electronic Cigarette and related products and accessories. The completion of the Share Exchange resulted in a change of control. The Share Exchange was accounted for as a reverse acquisition and re-capitalization. Vaporin Florida was the acquirer for financial reporting purposes and the Company was the acquired company. Consequently, the assets and liabilities and the operations reflected in the historical financial statements prior to the Share Exchange were those of Vaporin Florida and was recorded at the historical cost basis of Vaporin Florida, and the consolidated financial statements after completion of the Share Exchange included the assets and liabilities of the Company and Vaporin Florida, historical operations of Vaporin Florida and operations of the Company from the closing date of the Share Exchange (see Note 12).

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

VAPORIN, INC. AND SUBSIDIARIES

(FORMERLY VALOR GOLD CORP.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS (continued)

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

Arttor Gold, a Nevada limited liability company, was formed and organized on April 28, 2011. Arttor Gold operated as a U.S. based junior gold exploration and mining company. For the period from April 28, 2011 (Inception) to December 31, 2013, Arttor Gold had no revenues and recorded transactions related to Arttor Gold’s preliminary exploration activities. Arttor Gold had the rights to explore on two Carlin-type gold properties located in Lander County, Nevada, known as Red Rock and North Battle Mountain. The liability of the member of Arttor Gold is limited to the member’s capital contributions.

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

Going Concern

The consolidated financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit of approximately $12.6 million as of December 31, 2013, negative cash flows from operating activities and net loss of approximately $1.0 million and $3.2 million, respectively, for the year ended December 31, 2013.

VAPORIN, INC. AND SUBSIDIARIES

(FORMERLY VALOR GOLD CORP.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS (continued)

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

The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties. In January 2014, the Company acquired Vaporin Florida following the closing of the Share exchange (see Note 1). While the Company believes in the viability of its strategy to increase revenues through the acquisition of Vaporin Florida, there can be no assurances to that effect.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation and Principles of Consolidations

The consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“US GAAP”) and present the consolidated financial statements of the Company and its wholly-owned subsidiaries as of December 31, 2013. All significant intercompany accounts and transactions have been eliminated in the consolidation.

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

Cash and cash equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company places its cash with a high credit quality financial institution. The Company’s account at this institution is insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. At December 31, 2013, no amounts exceeded the limits. To reduce its risk associated with the failure of such financial institution, the Company evaluates at least annually the rating of the financial institution in which it holds deposits.

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

VAPORIN, INC. AND SUBSIDIARIES

(FORMERLY VALOR GOLD CORP.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

The following table presents a reconciliation of the derivative liability measured at fair value on a recurring basis using significant unobservable input (Level 3) from January 1, 2013 to December 31, 2013:

	Conversion feature derivative liability	Warrant liability
Balance at January 1, 2013	$-	$-
Recognition of derivative liability	153,849	403,125
Reclassification of derivative liability to equity	-	(233,557)
Change in fair value included in earnings	(111,968)	(91,169)
Balance at December 31, 2013	$41,881	$78,399

Total derivative liabilities at December 31, 2013 amounted to $120,280.

The carrying amounts reported in the balance sheet for cash, prepaid expenses, accounts payable, and accrued expenses approximate their estimated fair market value based on the short-term maturity of this instrument. The carrying amount of the notes payable at December 31, 2013 approximate their respective fair value based on the Company’s incremental borrowing rate.

VAPORIN, INC. AND SUBSIDIARIES

(FORMERLY VALOR GOLD CORP.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

In addition, FASB ASC 825-10-25 “Fair Value Option” was effective for January 1, 2008. ASC 825-10-25 expands opportunities to use fair value measurements in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value.

Prepaid expenses and other current assets

Prepaid expenses and other currents assets of $1,750 and $982,219 at December 31, 2013 and 2012, respectively, consist primarily of costs paid for future services which will occur within a year. Prepaid expenses included prepayments in cash and equity instruments for public relation services and professional services and prepaid insurance which are amortized over the terms of their respective agreements. Additionally, the Company recorded interest receivable of $1,750 and was included in other current assets at December 31, 2013 (see Note 5).

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

As of December 31, 2013, the Company’s remaining claims include (1) Paramount’s Reese River Gold Project consisting of 148 unpatented lode mining claims and (2) Centerra Gold Prospect consisting of 24 unpatented lode mining claims. Exploration activities in these remaining claims were discontinued in June 2013. Consequently, the Company decided to discontinue its exploration stage gold and minerals business thereon.

Bond

The Company had posted surface management bond deposits with Bureau of Land Management (“BLM”) for a total of $0 and $118,000 and was included in assets in discontinued operations as reflected in the accompanying consolidated balance sheets as of December 31, 2013 and 2012, respectively (see Note 9).

Impairment of long-lived assets

The Company accounts for the impairment or disposal of long-lived assets according to the ASC 360 “Property, Plant and Equipment”. The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of long-lived assets, including mineral rights, may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated future net undiscounted cash flows expected to be generated by the asset. When necessary, impaired assets are written down to estimated fair value based on the best information available. Estimated fair value is generally based on either appraised value or measured by discounting estimated future cash flows. Considerable management judgment is necessary to estimate discounted future cash flows. Accordingly, actual results could vary significantly from such estimates. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. During the year ended December 31, 2013 and 2012, the Company recorded impairment of mining rights of $0 and $2,400,000, respectively, and was included in the loss from discontinued operations.

VAPORIN, INC. AND SUBSIDIARIES

(FORMERLY VALOR GOLD CORP.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Advertising

Advertising is expensed as incurred and is included in selling, general and administrative expenses on the accompanying statements of operations. For the year ended December 31, 2013 and 2012, was deemed to be not material.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The following table sets forth the computation of basic and diluted loss per share:

	For the Year Ended December 31, 2013	For the Year Ended December 31, 2012
Numerator:
Loss from continuing operations	$(2,645,590)	$(4,500,646)
Loss from discontinued operations	$(536,839)	$(3,813,593)

Denominator:
Denominator for basic and diluted loss per share (weighted-average shares)	79,644,863	51,498,259

Loss per common share, basic and diluted:
Loss from continuing operations	$(0.03)	$(0.09)
Loss from discontinued operations	$(0.01)	$(0.07)

The following were excluded from the computation of diluted shares outstanding as they would have had an anti-dilutive impact on the Company’s loss from continuing operations and loss from discontinued operations. In periods where the Company has a net loss, all dilutive securities are excluded.

	December 31, 2013	December 31, 2012
Common stock equivalents:
Stock options	300,000	700,000
Stock warrants	2,893,750	2,268,750
Convertible notes payable	1,250,000	-
Convertible preferred stock	10,000,000	5,000,000
	14,443,750	7,968,750

VAPORIN, INC. AND SUBSIDIARIES

(FORMERLY VALOR GOLD CORP.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

VAPORIN, INC. AND SUBSIDIARIES

(FORMERLY VALOR GOLD CORP.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Stock-based Compensation

Stock-based compensation is accounted for based on the requirements of the Share-Based Payment Topic of ASC 718, “Compensation — Stock Compensation”, which requires recognition in the consolidated financial statements of the cost of employee and director services received in exchange for an award of equity instruments over the period the employee or director is required to perform the services in exchange for the award (presumptively, the vesting period). The ASC also requires measurement of the cost of employee and director services received in exchange for an award based on the grant-date fair value of the award.

Pursuant to ASC Topic 505-50, “Equity Based Payments to Non-employees”, for share-based payments to consultants and other third-parties, compensation expense is determined at the “measurement date.” The expense is recognized over the vesting period of the award. Until the measurement date is reached, the total amount of compensation expense remains uncertain. The Company initially records compensation expense based on the fair value of the award at the reporting date.

Recent accounting pronouncements

In July 2013, the FASB issued ASU 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” ASU 2013-11 provides guidance on the presentation of unrecognized tax benefits related to any disallowed portion of net operating loss carryforwards, similar tax losses, or tax credit carryforwards, if they exist. ASU 2013-11 is effective for fiscal years beginning after December 15, 2013. The adoption of ASU 2013-11 is not expected to have a material impact on the Company’s consolidated financial statements.

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

VAPORIN, INC. AND SUBSIDIARIES

(FORMERLY VALOR GOLD CORP.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

NOTE 3 – MERGER AGREEMENT (continued)

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

NOTE 4 – RELATED PARTY TRANSACTIONS

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

VAPORIN, INC. AND SUBSIDIARIES

(FORMERLY VALOR GOLD CORP.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

NOTE 4 – RELATED PARTY TRANSACTIONS (continued)

In May 2013, Pershing sold all of the shares it owned in the Company. Accordingly, Pershing and its director, Mr. Honig, ceased to be a related party to the Company. Between July 2013 and August 2013, Mr. Honig issued secured convertible promissory notes for a total amount of $125,000 (see Note 6).

NOTE 5 – NOTE RECEIVABLE

On September 12, 2013, the Company loaned $50,000 to an unrelated party in exchange for a demand promissory note. The note is due on demand and bears interest at 12% per annum. Additionally, the Company and the borrower signed a non-binding Letter of Intent (the “LOI”) to acquire certain assets of the borrower by the Company. The note includes a condition whereby the borrower shall pay a $250,000 breakup fee upon the occurrence of certain events such as the termination of the LOI by the borrower or the transactions under the LOI are not consummated on or before the agreed termination date as defined in the promissory note. As of December 31, 2013, the Company recorded interest receivable of $1,750 and has been included in prepaid expenses and other current assets as reflected in the accompanying consolidated balance sheets. In January 2014, the Company and the borrower mutually agreed to terminate the non-binding LOI and no breakup fee has been incurred after the termination. In February 2014, the Company collected the principal amount of the note plus interest for a total amount of $52,433.

NOTE 6 – CONVERTIBLE NOTES PAYABLE

At December 31, 2013 and 2012, convertible promissory notes consisted of the following:

	December 31, 2013	December 31, 2012
Convertible promissory notes	$250,000	$-
Less: debt discount	(153,844)	-

Convertible notes payable, net	$96,156	$-

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

Between August 20, 2013 and August 29, 2013, the Company entered into Securities Purchase Agreements with two accredited investor whereby one of the investors is Mr. Honig (see Note 4) pursuant to which the Company sold an aggregate of (i) $175,000 of its 10% secured convertible promissory notes due one year from the date of issuance and (ii) 5-year warrant to purchase 1,500,000 shares of the Company’s common stock at an exercise price of $0.01 per share for gross proceeds to the Company of $175,000. The notes are convertible into shares of the Company’s common stock at an initial conversion price of $0.20 per share. The warrants have an initial exercise price of $0.20 per share. In February 2014, the Company paid back the principal plus accrued interest owed to Mr. Honig for a sum total of $52,433.

VAPORIN, INC. AND SUBSIDIARIES

(FORMERLY VALOR GOLD CORP.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

NOTE 6 – CONVERTIBLE NOTES PAYABLE (continued)

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

The initial conversion price of the notes above and initial exercise prices of warrants issued above are subject to full-ratchet anti-dilution protection. In accordance with ASC Topic 815 “Derivatives and Hedging”, these convertible notes include a down-round provision under which the conversion price and exercise price could be affected by future equity offerings (see Note 7). Instruments with down-round protection are not considered indexed to a company’s own stock under ASC Topic 815, because neither the occurrence of a sale of common stock by the company at market nor the issuance of another equity-linked instrument with a lower strike price is an input to the fair value of a fixed-for-fixed option on equity shares.

NOTE 7 – DERIVATIVE LIABILITIES

In connection with the issuance of the 10% convertible notes dated in July 2013 and August 2013 (see Note 6), the Company determined that the terms of the convertible notes include a down-round provision under which the conversion price and exercise price could be affected by future equity offerings undertaken by the Company. Accordingly, under the provisions of FASB ASC Topic No. 815-40, “Derivatives and Hedging – Contracts in an Entity’s Own Stock”, the convertible instrument was accounted for as a derivative liability at the date of issuance and adjusted to fair value through earnings at each reporting date. The Company has recognized a derivative liability of $120,280 and $0 at December 31, 2013 and 2012, respectively. The gain resulting from the decrease in fair value of this convertible instrument was $203,137 and $0 for the years ended December 31, 2013 and 2012, respectively. During the year ended December 31, 2013, the Company reclassified $233,557 to paid-in capital due to the exercise of warrants in connection with these convertible notes in August 2013 (see Note 10).

The Company used the following assumptions for determining the fair value of the convertible instruments under the Black-Scholes option pricing model:

December 31, 2013

Dividend rate	0%
Term (in years)	0.58 - 5 Years
Volatility	120% - 125%
Risk-free interest rate	0.10% - 1.75%

VAPORIN, INC. AND SUBSIDIARIES

(FORMERLY VALOR GOLD CORP.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

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

Pursuant to the Termination Agreement, effective as of June 24, 2013, the Lessor and Arttor Gold terminated the North Battle Mountain Mineral Lease and Red Rock Mineral Lease (see Note 1). As a result of the Termination Agreement, the Company released to the Lessor all of its rights to the 269 unpatented lode mining claims under the North Battle Mountain Lease, the 36 unpatented lode mining claims under the Red Rock Lease and any added claims staked by Arthur Leger during the term of the North Battle Mountain Lease and Red Rock Lease (the “Claims Release”). In consideration for the Claims Release, the Lessor initially agreed to pay back to the Lessee $29,638 in bond payments it made to the BLM in connection with claims underlying the Claims Release. In September 2013, the Company and the lessor entered into an amendment of the Termination Agreement whereby the payment amount was reduced to $10,592 from $29,368. As of December 31, 2013, such reimbursement of $10,592 was deemed uncollectible and therefore was fully written off as bad debt and has been included in the loss from discontinued operations. Furthermore, the Lessor agreed to transfer to the Company the 4,000,000 shares of the Company’s common stock owned by the Lessor. The Company has fulfilled its obligation under these two lease agreements upon termination.

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

VAPORIN, INC. AND SUBSIDIARIES

(FORMERLY VALOR GOLD CORP.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

NOTE 8 – COMMITMENTS (continued)

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

On May 24, 2012 Pershing and Arttor Gold transferred their interests in the Centerra lease to Noble Effort pursuant to an Assignment and Assumption of Lease Agreement. In June 2013, the Company decided to discontinue its exploration stage gold and minerals business. As December 31, 2013, the Centerra lease has not been terminated and shall remain in full force and effect. In February 2014, the Company is in the process of assigning the Centerra lease to Arthur Leger.

VAPORIN, INC. AND SUBSIDIARIES

(FORMERLY VALOR GOLD CORP.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

NOTE 8 – COMMITMENTS (continued)

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

As of December 31, 2013, this agreement has not been terminated and shall remain in full force and effect. In February 2014, the Company is in the process of assigning the mining claims and the obligation under the Asset Purchase Agreement to The David Stephen Group (the “Assignee”). David Rector who was the Company’s former director and Chief Executive Officer of the Company is the President of the Assignee.

Geological Advisory Board Agreements

In August 2012, the Board approved the creation of a Geological Advisory Board and appointed Odin Christensen and Winthrop A. Rowe. Mr. Christensen and Mr. Rowe shall receive $10,000 per annum in consideration for their services on the Geological Advisory Board. In June 2013, Mr. Christensen and Mr. Rowe have resigned from their position as Geological Advisory Board of the Company. At December 31, 2013, accrued director fee’s amounted to $5,000 and is included in accounts payable and accrued expenses.

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

The remaining assets and liabilities of discontinued operations are presented in the balance sheet under the caption “Assets and Liabilities of discontinued operation” and relates to the discontinued operations of the exploration stage gold and minerals business.

VAPORIN, INC. AND SUBSIDIARIES

(FORMERLY VALOR GOLD CORP.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

NOTE 9 – DISCONTINUED OPERATIONS

The carrying amounts of the major classes of these assets and liabilities are summarized as follows:

	December 31, 2013	December 31, 2012
Assets:
Prepaid expenses	$-	$144,986
Deposits	-	118,000
Assets of discontinued operations	-	262,986

Liabilities:
Liabilities of discontinued operations	$-	$-

The following table sets forth for years ended December 31, 2013 and 2012 indicated selected financial data of the Company’s discontinued operations of its exploration stage gold and minerals business.

	For the Year ended December 31, 2013	For the Year ended December 31, 2012
Revenues	$-	$-
Cost of sales	-	-
Gross profit	-	-
Operating and other non-operating expenses	(536,839)	(3,813,593)

Loss from discontinued operations	$(536,839)	$(3,813,593)

NOTE 10– STOCKHOLDERS’ (DEFICIT) EQUITY

Preferred and Common Stock

Between April 2011 and May 2011, the former members of the Company’s wholly-owned subsidiary, Arttor Gold, made an initial capital contribution of $2,000,030 to the Company.

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

VAPORIN, INC. AND SUBSIDIARIES

(FORMERLY VALOR GOLD CORP.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

NOTE 10 – STOCKHOLDERS’ (DEFICIT) EQUITY (continued)

On May 17, 2012, the Company filed a certificate of designation of preferences, rights and limitations of Series A Convertible Preferred Stock designating and authorizing the issuance of 5,000,000 shares of Series A Convertible Preferred Stock (the “Series A Preferred Stock”). On September 11, 2013, Company filed an Amendment to the Certificate of Designation of Preferences, Rights And Limitations of the Series A Preferred Stock with the Secretary of State of the State of Delaware to increase the number of authorized shares of Series A Preferred Stock from 5,000,000 shares to 10,000,000 shares. Each share of Series A Preferred Stock is convertible into one (1) share of common stock and has a stated value of $0.0001 per share.

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

On May 24, 2012, the Company and DRC Partners LLC entered into an agreement (the “DRC Consulting Agreement”) pursuant to which the consultant agreed to provide investor relations services to the Company for consideration consisting of a (i) one-time fee of $10,000 and (ii) 100,000 shares of common stock per month. In May 2012, the Company issued such 100,000 shares and valued these common shares at the fair market value on the date of grant (based on the recent selling price of the Company’s common stock at private placements) at approximately $0.40 per share or $40,000. In September 2012, Company issued 300,000 shares for investor relations services rendered and valued these common shares at the fair market value on the date of grant at approximately $0.61 per share or $182,000. In August 2013, such DRC Consulting Agreement was terminated and the consultant forgave all unpaid fees payable in cash and shares of the Company’s common stock related to this agreement. Consequently, the Company recognized a gain from forgiveness of accrued expenses of $686,063 during the year ended December 31, 2013. The Company has no further obligation after the termination.

VAPORIN, INC. AND SUBSIDIARIES

(FORMERLY VALOR GOLD CORP.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

NOTE 10 – STOCKHOLDERS’ (DEFICIT) EQUITY (continued)

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

On January 3, 2013, Mr. Lindsay resigned from his position as the Director of the Company. Consequently, during the year ended December 31, 2013, 400,000 options were forfeited in accordance with the resignation of the former director.

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

VAPORIN, INC. AND SUBSIDIARIES

(FORMERLY VALOR GOLD CORP.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

NOTE 10 – STOCKHOLDERS’ (DEFICIT) EQUITY (continued)

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

In December 2012, the Company entered into a 1 year consulting agreement pursuant to which the consultant agreed to provide public relations services to the Company. In consideration for the services, the Company issued 1,500,000 shares of the Company’s common stock and valued these common shares at the fair market value on the date of grant at $0.65 per share or $975,000. In connection with issuance of these common shares, the Company recorded public relations expenses for the years ended December 31, 2013 and 2012 of $934,375 and $40,625, respectively.

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

In consideration for Mr. Rector’s services as interim Chief Executive Officer, the Company’s Board of Directors awarded Mr. Rector a restricted stock grant under its 2012 Equity Incentive Plan equal to 3,000,000 shares of the Company’s common stock, which shall vest in three equal installments on January 17, 2014, January 17, 2015 and January 17, 2016. The Company’s Board of Directors also approved that upon the termination of David Rector’s employment by and service as a director of the Company (i) without cause and (ii) for reasons other than death Disability, Normal or Early Retirement or Good Reason, the restricted stock award granted to Mr. Rector shall vest as of the later of the dates of his termination of employment by the Company and his termination of service as a director of the Company. These 3,000,000 shares were issued in January 2014. Upon the closing of the Share Exchange, David Rector resigned as Chief Executive Officer and Scott Frohman was appointed Chief Executive Officer. On January 28, 2014, David Rector also resigned from all positions with the Company and Scott Frohman was appointed to the Company’s Board of Directors (see Note 12). Thus the 3,000,000 shares granted to David Rector fully vested on January 28, 2014.

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

During the years ended December 31, 2013 and 2012, the Company recorded stock-based compensation expense of $1,026,246 and $0, respectively, in connection with the vested restricted stock grants discussed above.

VAPORIN, INC. AND SUBSIDIARIES

(FORMERLY VALOR GOLD CORP.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

NOTE 10 – STOCKHOLDERS’ (DEFICIT) EQUITY (continued)

In March 2013, the Company entered into a 90 day consulting agreement pursuant to which the consultant agreed to provide public relations services to the Company. In consideration for the services, the Company issued 250,000 shares of the Company’s common stock and valued these common shares at the fair market value on the date of grant at approximately $0.53 per share or $132,450. In connection with issuance of these common shares, the Company recorded public relations expenses for the year ended December 31, 2013 of $132,450.

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

In September 2013, the Company issued an aggregate of 9,112,500 shares of the Company’s common stock and an aggregate of 5,000,000 shares of the Company’s Series A Convertible Preferred Stock (collectively the “Additional Shares”) to certain of its prior investors (the “Prior Investors”). Each share of Series A preferred stock is convertible into one share of common stock, at the option of the holder, subject to certain beneficial ownership limitations. The Company issued the Additional Shares in connection with certain “Most Favored Nations” provisions contained in the Prior Investors’ respective governing purchase agreements that occurred between April 2012 and November 2012 as a result of the Company’s subsequent issuance in July 2013 of its securities related to a convertible note payable at a per share price lower than the per share price paid by the Prior Investors. The Company was only required to make a single adjustment with respect to any lower price issuance and no adjustment to the effective per share purchase price shall be made for any lower price issuance that is made by the Company that is below $0.20. The Company valued and recorded the Additional Shares at par value or $1,411 for preferred and common stock and offset additional paid in capital to reflect no change in stockholders’ equity for this transaction.

Stock Options

In October 2012, the Board approved the Company’s 2012 Equity Incentive Plan, which reserves 7,000,000 shares of common stock for issuance thereunder in the form of qualified incentive stock options, non-qualified stock options and restricted stock grants, issuable to the Company’s officers, directors, employees and consultants. In October 2012, the holders of a majority of the Company’s outstanding capital stock approved the 2012 Equity Incentive Plan.

In October 2012, the Company granted 300,000 10-year options to purchase shares of common stock exercisable at $0.40 per share to a consultant of the Company pursuant to a consulting agreement for business advisory services. The stock options shall vest 25% every three months and were granted under the Company’s 2012 Equity Incentive Plan. The 300,000 options were valued on the grant date at approximately $0.96 per option or a total of $286,500 using a Black-Scholes option pricing model with the following assumptions: stock price of $1.05 per share, volatility of 116% (estimated using volatilities of similar companies), expected term of 6 years, and a risk free interest rate of 0.62%. On July 30, 2013 such consulting agreement was terminated and the Company has fulfilled its entire obligation under the agreement. During the year ended December 31, 2013, the Company recorded stock based consulting expense of $143,250 in connection with vested options prior to termination.

VAPORIN, INC. AND SUBSIDIARIES

(FORMERLY VALOR GOLD CORP.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

NOTE 10 – STOCKHOLDERS’ (DEFICIT) EQUITY (continued)

A summary of the stock options as of December 31, 2013 and 2012 and changes during the period are presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Balance at December 31, 2011	-	-	-
Granted	700,000	$0.40	10.0
Exercised	-	-	-
Forfeited	-	-	-
Cancelled	-	-	-
Balance outstanding at December 31, 2012	700,000	0.40	9.55
Granted	-	-	-
Exercised	-	-	-
Forfeited	(400,000)	0.40	9.39
Cancelled	-	-	-
Balance outstanding at December 31, 2013	300,000	$0.40	8.76

Options exercisable at end of year	225,000	$0.40
Options expected to vest	-
Weighted average fair value of options granted during the period		$-

Stock options outstanding at December 31, 2013 as disclosed in the above table have no intrinsic value at the end of the year.

VAPORIN, INC. AND SUBSIDIARIES

(FORMERLY VALOR GOLD CORP.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

NOTE 10 – STOCKHOLDERS’ (DEFICIT) EQUITY (continued)

Stock Warrants

A summary of the status of the Company’s outstanding stock warrants as of December 31, 2013, and 2012 and changes during the period then ended is as follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Balance at December 31, 2011	-	$-	-
Granted	2,268,750	0.55	5.00
Cancelled	-	-	-
Forfeited	-	-	-
Exercised	-	-	-
Balance at December 31, 2012	2,268,750	0.55	4.84
Granted	1,875,000	0.05	5.00
Cancelled	-	-	-
Forfeited	-	-	-
Exercised	(1,250,000)	0.07	5.00
Balance at December 31, 2013	2,893,750	$0.43	4.02

Warrants exercisable at December 31, 2013	2,893,750	$0.43	4.02

Weighted average fair value of warrants granted during the year ended December 31, 2013		$0.22

NOTE 11 – INCOME TAXES

Prior to the Merger on May 24, 2012, the Company was a limited liability company whereby elements of income taxation including income, expense, credits and allowances are reflected in a proportional basis on the members’ individual income tax returns. Accordingly, there is no provision for income taxes in these consolidated financial statements until May 23, 2012.

Beginning on May 24, 2012, the Company’s tax status changed to a C Corporation. The Company accounts for income taxes under ASC Topic 740: Income Taxes which requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and the tax basis of assets and liabilities, and for the expected future tax benefit to be derived from tax losses, tax credit carryforwards, and other tax assets. ASC Topic 740 additionally requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. The Company has a net operating loss carryforward for tax purposes totaling approximately $3,671,000 at December 31, 2013, expiring through the year 2033. Internal Revenue Code Section 382 places a limitation on the amount of taxable income that can be offset by carryforwards after certain ownership shifts.

VAPORIN, INC. AND SUBSIDIARIES

(FORMERLY VALOR GOLD CORP.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

NOTE 11 – INCOME TAXES (continued)

The table below summarizes the differences between the Company’s effective tax rate and the statutory federal rate as follows for the year ended:

	December 31, 2013	December 31, 2012
Tax benefit computed at “expected” statutory rate	$(1,114,000)	$(2,910,000)
State income taxes, net of benefit	(191,000)	(498,000)
Permanent differences :
Stock based compensation and consulting	917,000	1,169,000
Derivative expense	127,000	-
Loss (gain) from change in fair value of derivative liability	(83,000)	-
Amortization of debt discount, deferred financing cost, and other non-cash interest	38,000	-
Gain from forgiveness of debt	(281,000)	-
Impairment expense	-	984,000
Pre-merger stub period losses	-	151,000
Increase in valuation allowance	587,000	1,104,000
Net income tax benefit	$-	$-

	December 31, 2013	December 31, 2012

Computed “expected” tax expense (benefit)	(35.0)%	(35.0)%
State income taxes	(6.0)%	(6.0)%
Permanent differences	23.0%	28.0%
Change in valuation allowance	18.0%	13.0%

Effective tax rate	0.0%	0.0%

The Company has a deferred tax asset which is summarized as follows at:

Deferred tax assets:	December 31, 2013	December 31, 2012
Net operating loss carryover	$1,519,000	$985,000
Amortizable exploration cost	172,000	119,000
Gross deferred tax asset	1,691,000	1,104,000
Less: valuation allowance	(1,691,000)	(1,104,000)
Net deferred tax asset	$-	$-

After consideration of all the evidence, both positive and negative, management has recorded a full valuation allowance at December 31, 2013, due to the uncertainty of realizing the deferred income tax assets. The valuation allowance was increased by $587,000.

VAPORIN, INC. AND SUBSIDIARIES

(FORMERLY VALOR GOLD CORP.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

NOTE 12 – SUBSEQUENT EVENTS

On January 14, 2014, the Company entered into a Securities Purchase Agreement with certain accredited investors pursuant to which the Company sold (i) $100,000 of its 10% convertible promissory notes (the “Notes”) due one year from the date of issuance (the “Maturity Date”) and (ii) warrants to purchase up to an aggregate of One Million (1,000,000) shares of the Company’s common stock at an exercise price of $0.01 per for gross proceeds to the Company of $100,000. The entire principal amount and any accrued and unpaid interest on the Notes shall be due and payable in cash on the Maturity Date. The Notes bear interest at the rate of 10% per annum. The Notes are convertible into shares of the Company’s common stock at an initial conversion price of $0.10 per share, subject to adjustment. The Company may prepay any outstanding amount due under the Notes, in whole or in part, prior to the Maturity Date. The warrants are immediately exercisable and expire five years after the date of issuance. The warrants have an initial exercise price of $0.01 per share. On January 22, 2014 the Company issued 500,000 shares of the Company’s common stock in connection with the conversion of $50,000 of the Notes at a conversion price of $0.01 per share.

In January 2014, the Company granted warrants to purchase up to an aggregate of 625,000 shares of the Company’s common stock at an exercise price of $0.01 (collectively the “Additional Warrants”) to a certain note holder. The Company issued a convertible note payable to a note holder on August 29, 2013 (see Note 6). The Company issued the Additional Warrants in connection with certain protection clause contained in the note holder’s respective securities purchase agreements dated on August 29, 2013 as a result of the Company’s subsequent issuance in January 2014 of its warrants related to a convertible note payable at a per share price lower than the per share price paid by the note holder.

On January 22, 2014 the Company issued 7,000,000 shares of the Company’s common stock in connection with the conversion of 7,000,000 Series A Preferred Stock.

On January 24, 2014, the Company entered into a Share Exchange Agreement with Vaporin Florida, Inc., a Florida corporation, and the stockholders and debt holders of Vaporin Florida (see Note 1). Vaporin Florida was formed as a limited liability company in the state of Florida on December 10, 2012 and was converted into a corporation on December 27, 2013. Upon closing of the transaction contemplated under the Exchange Agreement, on January 24, 2014, the holders of Vaporin Florida’s outstanding common stock transferred all of the issued and outstanding common stock of Vaporin Florida to the Company in exchange for an aggregate of 35 million shares of the Company’s common stock. As a result, Vaporin Florida became a wholly-owned subsidiary of the Company. Additionally, the holders of all of Vaporin Florida’s issued and outstanding Series A Preferred Stock (the “Vaporin Florida Preferred Stockholders”) and the holders of outstanding notes of Vaporin Florida in the aggregate principal amount of $285,710 (the “Vaporin Florida Notes”) exchanged all of the outstanding shares of Vaporin Florida’s Series A Preferred Stock and converted the Vaporin Florida Notes into an aggregate of One Hundred Thousand (100,000) shares of the Company’s Series C Convertible Preferred Stock, each of which is convertible into One Thousand (1,000) shares of the Company’s common stock (the “Series C Preferred Stock”). Each share of Series C Preferred Stock has a stated value of $0.0001. The conversion ratio is subject to adjustment in the event of stock splits, stock dividends, combination of shares and similar recapitalization transactions. Each holder of Series C Preferred Stock shall be entitled to vote on all matters submitted to shareholders of the Company and shall be entitled to the number of votes for each share of Series C Preferred Stock owned at the record date for the determination of shareholders entitled to vote on such matter or, if no such record date is established, at the date such vote is taken or any written consent of shareholders is solicited, equal to the number of shares of Common Stock such shares of Series C Preferred Stock are convertible into at such time, but not in excess of the conversion limitations.

VAPORIN, INC. AND SUBSIDIARIES

(FORMERLY VALOR GOLD CORP.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

NOTE 12 – SUBSEQUENT EVENTS (continued)

Pursuant to the Share Exchange:

●	At the closing of the Share Exchange, all of the outstanding common stock of Vaporin Florida issued and outstanding immediately prior to the closing of the Share Exchange was exchanged for the right to receive an aggregate of 35 million shares of the Company’s common stock (the “Share Exchange Common Shares”) and (x) all of Vaporin Florida’s issued and outstanding Series A Preferred Stock were exchanged for and (y) $285,710 in principal amount of Vaporin Florida Notes were cancelled in exchange for the issuance of an aggregate of 100,000 shares of Series C Preferred Stock to the Vaporin Florida Preferred Stockholders and holders of the Vaporin Florida Notes.

●	Upon the closing of the Share Exchange, David Rector resigned as Chief Executive Officer and Scott Frohman was appointed Chief Executive Officer and Greg Brauser was appointed as Chief Operating Officer. David Rector also resigned from all positions with the Company on January 28, 2014. On January 28, 2014, Scott Frohman was appointed to the Company’s Board of Directors.

●	Following the closing of the Share Exchange, the Company consummated a private placement of its common stock and the Company’s Series B Convertible Preferred Stock (the “Series B Preferred Stock”), at a purchase price of $0.10 per share, with gross proceeds to the Company of $1,025,000.

At the closing of the Share Exchange, the Company sold an aggregate of 5,250,000 shares of common stock and 5,000,000 shares of Series B Preferred Stock in a private placement (the “Private Placement”) of its securities to certain investors (the “Investors”) at a purchase price of $0.10 per share pursuant to subscription agreements (the “Subscription Agreements”). The shares of common stock and the shares of Series B Preferred Stock issued in the Private Placement are subject to a “Most Favored Nations” provision for a period of 12 months from the closing of the Private Placement in the event the Company issues securities at a price of less than $0.10 per share of common stock, subject to certain customary exceptions. Additionally, the shares of common stock and Series B Preferred Stock issued in the Private Placement are subject to “piggy-back” registration rights for a period of twelve (12) months from the closing of the Private Placement. Each share of Series B Preferred Stock is convertible into one (1) share of common stock and has a stated value of $0.0001. The conversion ratio is subject to adjustment in the event of stock splits, stock dividends, combination of shares and similar recapitalization transactions. In connection with the Private Placement, the Company paid a placement agent fee to a registered broker dealer in the amount of $30,750.

The completion of the Share Exchange resulted in a change of control. The Share Exchange was accounted for as a reverse acquisition and re-capitalization. Vaporin Florida was the acquirer for financial reporting purposes and the Company was the acquired company. Consequently, the assets and liabilities and the operations reflected in the historical financial statements prior to the Share Exchange were those of Vaporin Florida and was recorded at the historical cost basis of Vaporin Florida, and the consolidated financial statements after completion of the Share Exchange included the assets and liabilities of the Company and Vaporin Florida, historical operations of Vaporin Florida and operations of the Company from the closing date of the Share Exchange. Vaporin Florida created its flagship product, the “Vaporin Electronic Cigarette”, an electronic smoking device, as an alternate to tobacco based cigarettes that utilize micro-electronic technology to provide users with a smoking experience without the tobacco and tar found in mainstream cigarettes. Following the closing of the Share Exchange, through the Company’s wholly owned subsidiary, Vaporin Florida, the Company intends to expand its activities and engage in the development, marketing and sale of the Vaporin Electronic Cigarette and related products and accessories.

VAPORIN, INC. AND SUBSIDIARIES

(FORMERLY VALOR GOLD CORP.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

NOTE 12 – SUBSEQUENT EVENTS (continued)

The following table summarizes the unaudited pro forma consolidated results of operations as though the Company and Vaporin Florida acquisition had occurred on January 1, 2012:

	For the Year Ended		For the Year Ended
	December 31, 2013		December 31, 2012
	As Reported	Pro Forma	As Reported	Pro Forma

Net Revenues	$-	$23,268	$-	$-
Loss from operations	(3,123,984)	(3,429,616)	(4,489,090)	(4,489,254)
Net Loss	(3,182,429)	(3,489,084)	(8,314,239)	(8,314,403)
Loss per common share:
Basic	$(0.03)	$(0.04)	$(0.09)	$(0.16)
Diluted	$(0.01)	$(0.04)	$(0.07)	$(0.16)

The unaudited pro forma consolidated income statements are for informational purposes only and should not be considered indicative of actual results that would have been achieved if the Company and Vaporin Florida acquisition had been completed at the beginning of 2012, or results that may be obtained in any future period.

On January 29, 2014, the Company sold 250,000 shares of common stock in a private placement of its securities to an investor at a purchase price of $0.10 per share pursuant to subscription agreements or $25,000. The shares of common stock are subject to a “Most Favored Nations” provision for a period of 12 months from the closing of the Private Placement in the event the Company issues securities at a price of less than $0.10 per share of common stock, subject to certain customary exceptions. In connection with the Private Placement, the Company paid a placement agent fee to a registered broker dealer in the amount of $750.

In February 2014, the Company collected the principal amount of the note receivable plus interest receivable for a total amount of $52,433 (see Note 5). Immediately upon collection of the note receivable, the Company paid the principal and accrued interest related to a secured convertible promissory note amounting to $52,433 (see Note 6).

In February 2014, through the Company’s wholly owned subsidiary, Vaporin Florida, entered into an amendment agreement (the “Amendment”) with a consulting company whereby the terms of a certain Distribution Services Agreement dated in September 2013 were amended. The consulting company provides distribution and brokerage services of the Company’s Vaporin Electronic Cigarette and related products and accessories. Per the Amendment, the consulting company is entitled to an 8% brokerage fee from the sales generated by their distribution services. All other terms and conditions of the original agreement remain in full force and effect.

In February 2014, the Company issued 250,000 shares of common stock to an investor for a purchase price of $25,000 or a purchase price of $0.10 per share.

In February 2014, the Company issued 250,000 shares of the Company’s common stock in connection with the conversion of $25,000 of promissory note issued by Vaporin Florida in December 2013 at a conversion price of $0.10 per share.

