Form 10-Q
period 2014-03-31
VAPORIN, INC.
filed 2014-05-15
CIK 1504937

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC. 20549

FORM 10-Q

(Mark One)

[X]	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the Quarterly Period ended March 31, 2014

or

[ ]	Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the Transition Period from _______________ to ____________________

Commission File Number 000-55132

VAPORIN, INC.
(Exact name of registrant as specified in its charter)

Delaware	45-5215796
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

4400 Biscayne Blvd., Miami, Florida	33137
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: (305) 576-9298

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [  ]     Accelerated filer [  ]     Non-accelerated filer [  ]     Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

167,512,152 shares of the Company’s common stock, par value $0.0001 per share, were outstanding as of May 1, 2014.

VAPORIN, INC.

TABLE OF CONTENTS FOR FORM 10-Q

2

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VAPORIN, Inc.

(FORMERLY VALOR GOLD CORP.)

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2014	December 31, 2013
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$225,363	$25,221
Accounts receivable – trade	91,399	16,587
Prepaid expenses and other current assets	14,500	32,522
Inventory	657,725	316,195
Total Current Assets	988,987	390,525
FIXED ASSETS
Property and equipment, net	7,951	8,395
OTHER ASSETS
Intangible assets, net	9,575	12,276
Total Other Assets	9,575	12,276
TOTAL ASSETS	$1,006,513	$411,196

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$95,151	$31,312
Accrued interest – related party	–	$804
Convertible notes payable, net of debt discount	136,825	$–
Notes payable	50,000	$75,000
Notes payable – related party	–	$260,899
Derivative liabilities	390,979	$–
Total Current Liabilities	672,955	368,015
STOCKHOLDERS’ EQUITY
Preferred Stock, $.0001 par value per share, 50,000,000 shares authorized:
Preferred Stock Series A, $0.0001 par value per share, 5,000,000 shares authorized, 3,000,000 shares issued and outstanding, respectively.	300	–
Preferred Stock Series B, $0.0001 par value per share, 5,000,000 shares authorized, 5,000,000 shares issued and outstanding, respectively.	500	–
Preferred Stock Series C, $0.0001 par value per share, 100,000 shares authorized, 100,000 shares issued and outstanding, respectively.	10	–
Common Stock Series C, $0.0001 par value per share, 200,000,000 shares authorized, 137,712,502 and 3,500,000 shares issued and outstanding, respectively.	13,772	3,500
Additional paid-in capital	1,763,760	346,500
Accumulated deficit	(1,444,784)	(306,819)
Total Stockholders’ Equity	333,558	43,181
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,006,513	$411,196

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VAPORIN, Inc.

(FORMERLY VALOR GOLD CORP.)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2014	2013

Revenues	$182,793	$–
Cost of sales	115,464	–
Gross margin	67,329	–

Costs and expenses
Sales and marketing	215,014	–
General and administrative	575,312	46,134
Depreciation and amortization	3,145	–
Professional fees	30,750	–
Total costs and expenses	824,221	46,134
Loss from operations	(756,892)	(46,134)

Other income and (expense)
Derivative expense	(86,484)	–
Change in fair value of derivatives	(43,967)	–
Interest expense – related party	(250,622)	–
Total other income and (expense)	(381,073)	–

Loss before provision for income tax	(1,137,965)	(46,134)

Provision for income tax	–	–

Net loss	$(1,137,965)	$(46,134)

Weighted average shares outstanding, basic and diluted	108,460,279	35,000,000

Net loss per basic and diluted share	$(0.01)	$(0.00)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VAPORIN, Inc.

(FORMERLY VALOR GOLD CORP.)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2014	2013
OPERATING ACTIVITIES
Net loss	$(1,137,965)	$(46,135)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,145	–
Amortization of debt discount	140,669	–
Derivative expense	43,967	–
Change in fair value of derivative liabilities	86,484	–
Interest expense in connection with the grant of warrants	78,869	–
Stock based compensation	255,000	–
Changes in operating assets and liabilities
Accounts receivable	(74,812)	–
Inventory	(341,530)	(63,335)
Other current assets	18,022	–
Accounts payable and accrued liabilities	34,793	–
Notes payable – related party	–	115,057
NET CASH USED IN OPERATING ACTIVITIES	(893,358)	5,587

INVESTING ACTIVITIES
Purchase of equipment	–	(2,292)
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	–	(2,292)

FINANCING ACTIVITIES
Payment of convertible note	(50,000)	–
Proceeds received from issuance of note prior to recapitalization	100,000	–
Issuance of common stock	543,500	–
Issuance of preferred stock	500,000	–
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,093,500	–
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	200,142	3,295
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	25,221	–
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$225,363	$3,295

Supplemental disclosures:
Non cash activities:

Note payable converted to common stock	$25,000	$–
Note payable – related party exchanged to preferred stock pursuant to the Share Exchange	$285,710	$–

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

VAPORIN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014

NOTE 1 – NATURE OF OPERATIONS

Vaporin, Inc. (the “Company”), (formerly Valor Gold Corp.), was incorporated under the laws of the State of Delaware in June 2009. In January 2014, the Company entered into a Share Exchange Agreement (the “Share Exchange”) with Vaporin Florida, a privately-held Florida corporation (“Vaporin Florida”). Pursuant to the Exchange Agreement, all of the issued and outstanding common stock of Vaporin Florida was exchanged for an aggregate of 35 million shares of the Company’s common stock. The Share Exchange was accounted for as a reverse acquisition and re-capitalization, whereas Vaporin Florida is deemed the accounting acquirer and Vaporin, Inc. the legal acquirer. As a result, the assets and liabilities and the historical operations that are reflected in the Company’s financial statements are those of Vaporin Florida, and the Company’s assets, liabilities and results of operations will be consolidated with the assets, liabilities and results of operations of Vaporin Florida effective January 24, 2014.

The Company is a distributor and marketer of electronic cigarettes, vaporizers, e-liquids, e-hookahs and related products.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The unaudited consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) and present the consolidated financial statements of the Company and its wholly-owned subsidiary. In the preparation of consolidated financial statements of the Company, all intercompany transactions and balances were eliminated. All adjustments (consisting of normal recurring items) necessary to present fairly the Company’s consolidated financial position as of March 31, 2014, and the results of operations and cash flows for the three months ended March 31, 2014 have been included. The results of operations for the three months ended March 31, 2014 are not necessarily indicative of the results to be expected for the full year. The accounting policies and procedures employed in the preparation of these condensed consolidated financial statements have been derived from the audited financial statements of the Company for the year ended December 31, 2013, which are contained in Form 8-K/A as filed with the Securities and Exchange Commission on April 8, 2014. The consolidated balance sheet as of December 31, 2013 was derived from those financial statements.

Use of Estimates

The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates.

Significant estimates include, but are not limited to, the collectability of accounts receivable and the estimates used when evaluating long-lived assets for impairment. Estimates are used for, but are not limited to, determining the following: allowance for doubtful accounts and inventory valuation reserves, recoverability of long-lived assets, and useful lives used in depreciation and amortization and assumptions used to calculate fair value of warrants granted, derivative liabilities and common stock issued for services

Risks and Uncertainties

The Company operates in an industry that is subject to rapid change and intense competition. The Company’s operations will be subject to significant risk and uncertainties including financial, operational, technological, regulatory and other risks, including the potential risk of business failure.

Cash and cash equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At March 31, 2014 and December 31, 2013, the Company had no cash equivalents.

VAPORIN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014

Accounts receivable

The Company accounts receivable, represents our estimate of the amount that ultimately will be realized in cash. The Company reviews the adequacy and adjusts its allowance for doubtful accounts on an ongoing basis, using historical payment trends and the age of the receivables and knowledge of its individual customers. However, if the financial condition of our customers were to deteriorate, additional allowances may be required. While estimates are involved, bad debts historically have not been a significant factor given the diversity of its customer base and well established historical payment patterns. As of March 31, 2014 and December 31, 2013, the Company believes all accounts receivable balances will be full realized and therefore no allowance has been recorded.

Inventory

Inventories are stated at the lower of cost or market value. We regularly review our inventory quantities on hand and record a provision for excess and obsolete inventory based primarily on our estimated forecast of product demand, production availability and/or our ability to sell the product(s) concerned. Demand for our products can fluctuate significantly. Factors that could affect demand for our products include unanticipated changes in consumer preferences, general market and economic conditions or other factors that may result in cancellations of advance orders or reductions in the rate of reorders placed by customers and/or continued weakening of economic conditions. Additionally, our estimates of future product demand may be inaccurate, which could result in an understated or overstated provision required for excess and obsolete inventory. Product-related inventories are primarily maintained using the average cost method.

The Company purchases most of its products from Direct Source, an entity controlled by Gregory Brauser, our Chief Operating Officer. This entity purchases the products directly from the manufacturers in China and charges the Company an 8% premium. The Company paid Direct Source approximately $218,000 for products for the three month ended March 31, 2014.

Fixed Assets

Property and equipment are recorded at cost. Expenditures for major additions and improvements are capitalized and minor replacements, maintenance, and repairs are charged to expense as incurred. When property and equipment are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the results of operations for the respective period. Depreciation is provided over the estimated useful lives of the related assets using the straight-line method for financial statement purposes. The Company uses other depreciation methods (generally accelerated) for tax purposes where appropriate. The estimated useful lives for significant property and equipment categories are as follows:

Equipment	3-5 years
Furniture	7 years

The Company reviews the carrying value of property, plant, and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition, and other economic factors. Based on this assessment there were no impairments needed as of March 31, 2014 and December 31, 2013.

Intangible assets

ASC 350 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of ASC 350. This standard also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment. The Company did not record any impairment charges on its intangible assets during the three months ended March 31, 2014 and 2013.

VAPORIN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014

The Company’s intangible assets consist of the costs of building company’s website. Amortization will be recorded over the estimated useful life of the assets using the straight-line method for financial statement purposes.

Website Development Costs

Costs incurred in the planning stage of a website are expensed, while costs incurred in the development stage are capitalized and amortized over the estimated useful life of the asset.

Revenue recognition

Revenue is recognized in accordance with Staff Accounting Bulletin (“SAB”) No. 101, Revenue Recognition in Financial Statements, as revised by SAB No. 104. We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collectability is reasonably assured. Ownership and title of our products pass to customers upon delivery of the products to customers. Certain of our distributors may also perform a separate function as a co-packer on our behalf. In such cases, ownership of and title to our products that are co-packed on our behalf by those co-packers who are also distributors, passes to such distributors when we are notified by them that they have taken transfer or possession of the relevant portion of our finished goods.

Cost of sales

Cost of sales represents costs directly related to the product sold to our customers.

Shipping and Handling

Product sold to customers is shipped from our warehouse. Any freight billed to customers is offset against shipping costs and included in cost of goods sold.

Income taxes

The Company accounts for income taxes under FASB Codification Topic 740-10-25 (“ASC 740-10-25”) Income Taxes. Under ASC 740-10-25, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under ASC 740-10-25, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Fair Value of Financial Instruments

We hold certain financial assets, which are required to be measured at fair value on a recurring basis in accordance with the Statement of Financial Accounting Standard No. 157,“Fair Value Measurements” (“ASC Topic 820-10”). ASC Topic 820-10 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). ASC Topic 820-10 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants on the measurement date. Level 1 instruments include cash, account receivable, prepaid expenses, inventory and account payable and accrued liabilities. The carrying values are assumed to approximate the fair value due to the short term nature of the instrument. The carrying amount of the notes payable at March 31, 2014 approximate their respective fair value based on the Company’s incremental borrowing rate.

The following table presents a reconciliation of the derivative liability measured at fair value on a recurring basis using significant unobservable input (Level 3) from January 1, 2014 to March 31, 2014:

	Conversion feature derivative liability	Warrant liability
Balance at January 1, 2014	$41,881	$78,399
Recognition of derivative liability	72,064	193,289
Reclassification of derivative liability to equity	(38,621)	-
Change in fair value included in earnings	62,765	(18,798)
Balance at March 31, 2014	$138,089	$252,890

VAPORIN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014

The three levels of the fair value hierarchy under ASC Topic 820-10 are described below:

●	Level 1 - Valuations based on quoted prices in active markets for identical assets or liabilities that an entity has the ability to access. We believe our carrying value of level 1 instruments approximate their fair value at March 31, 2014.

●	Level 2 - Valuations based on quoted prices for similar assets or liabilities, quoted prices for identical assets or liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable data for substantially the full term of the assets or liabilities.

●	Level 3 - Valuations based on inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. We consider depleting assets, asset retirement obligations and net profit interest liability to be Level 3. We determine the fair value of Level 3 assets and liabilities utilizing various inputs, including NYMEX price quotations and contract terms.

Advertising

The Company expenses advertising costs as incurred. The Company’s advertising expenses totaled $215,014 and $0 for the three months ended March 31, 2014 and 2013, respectively.

Earnings (Loss) Per Share

Net earnings (loss) per share is computed by dividing net income (loss) less preferred dividends for the period by the weighted average number of common stock outstanding during each period. Diluted earnings (loss) per share is computed by dividing net income (loss) less preferred dividends for the period by the weighted average number of common stock, common stock equivalents and potentially dilutive securities outstanding during each period.

Concentration of Business and Credit Risk

The Company has no significant off-balance sheet risk such as foreign exchange contracts, option contracts or other foreign hedging arrangements. The Company’s financial instruments that are exposed to concentration of credit risks consist primarily of cash. The Company maintains its cash in bank accounts which, may at times, exceed federally-insured limits. We review a customer’s credit history before extending credit.

The following table shows significant concentrations in our revenues and accounts receivable for the periods indicated.

	Percentage of Revenue during the		Percentage of Accounts Receivable
	period ended		period ended,
	March 31, 2014	December 31, 2013	March 31, 2014	December 31, 2013
Customer A	29%	51%	10%	71%
Customer B	25%	14%	10%	0%

VAPORIN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014

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

Year-end

The Company has adopted December 31, as its fiscal year end.

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. Since its inception, the Company has been engaged substantially in financing activities and developing its business plan and marketing. As a result, the Company incurred accumulated net losses during the three months ended March 31, 2014 of $1,138,769. In addition to raising capital from the sale of equity, the Company’s development activities since inception have been financially sustained through capital contributions from a note holder.

The ability of the Company to continue as a going concern is dependent upon its ability to raise additional capital from the sale of common stock or through debt financing and, ultimately, the achievement of significant operating revenues. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

NOTE 4 – INVENTORY

Inventories consist of the following:

	March 31, 2014	December 31, 2013
Finished goods	$657,725	$316,195
Total inventory	$657,725	$316,195

NOTE 5 - PROPERTY & EQUIPMENT

The following is a summary of property and equipment:

	March 31, 2014	December 31, 2013
Computer Equipment	$8,413	$8,413
Furniture, Fixtures and Equipment	662	662
Less: accumulated depreciation	(1,124)	(680)
	$7,951	$8,395

Depreciation for the three months ended March 31, 2014 and 2013 was $444 and $0, respectively.

VAPORIN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014

NOTE 6 – INTANGIBLE ASSETS

Intangible assets consist of the following:

	March 31, 2014	December 31, 2013
Website, capitalized	$17,678	$17,678
Less: accumulated amortization	(8,103)	(5,402)
	$9,575	$12,276

Amortization for the three months ended March 31, 2014 and 2013 was $2,701 and $0, respectively.

NOTE 7 – NOTES PAYABLE

Convertible notes payable

At March 31, 2014 and December 31, 2013, convertible promissory notes consisted of the following:

	March 31, 2014	December 31, 2013
Convertible promissory notes	$250,000	$-
Less: debt discount	(113,175)	-

Convertible notes payable, net	$136,825	$-

On January 24, 2014, following the closing of the Share Exchange, the Company assumed convertible notes payable for a total of $250,000. On January 24, 2014, the debt discount on the convertible notes has a remaining balance of $253,844. These convertible notes payable consisted of the following:

●	$75,000 10% secured convertible promissory note due in June 2014 with a 5-year warrant to purchase 375,000 shares of the Company’s common stock at an exercise price of $0.20 per share for gross proceeds to the Company of $75,000. The note is convertible into shares of the Company’s common stock at an initial conversion price of $0.20 per share. The warrants have an initial exercise price of $0.20 per share. The current conversion price is $0.01 per share pursuant to full-ratchet anti-dilution protection.

●	$175,000 10% secured convertible promissory notes due in August 2014 with a 5-year warrant to purchase 1,500,000 shares of the Company’s common stock at an exercise price of $0.01 per share for gross proceeds to the Company of $175,000. The notes are convertible into shares of the Company’s common stock at an initial conversion price of $0.20 per share. The warrants have an initial exercise price of $0.20 per share. The current conversion price is $0.01 per share pursuant to full-ratchet anti-dilution protection. In February 2014, the Company paid back the principal plus accrued interest owed to one of the investors for a sum total of $52,433.

●	$100,000 of its 10% convertible promissory notes due in January 2015 with warrants to purchase up to an aggregate of 1,000,000 shares of the Company’s common stock at an exercise price of $0.01 per for gross proceeds to the Company of $100,000. The entire principal amount and any accrued and unpaid interest on the notes shall be due and payable in cash on the maturity date. The notes bear interest at the rate of 10% per annum. The notes are convertible into shares of the Company’s common stock at an initial conversion price of $0.10 per share, subject to adjustment. The warrants have an initial exercise price of $0.01 per share. On January 22, 2014, prior to the closing of the Share Exchange, the Company issued 500,000 shares of the Company’s common stock in connection with the conversion of $50,000 of the notes at a conversion price of $0.01 per share.

VAPORIN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014

In accordance with ASC 470-20-25, the convertible notes were considered to have an embedded beneficial conversion feature because the effective conversion price was less than the fair value of the Company’s common stock. These convertible notes were fully convertible at the issuance date thus the value of the beneficial conversion and the warrants were treated as a discount on the convertible notes to be amortized over the term of the convertible notes. The fair value of this warrant was estimated on the date of grant using the Black-Scholes option-pricing model using the following weighted-average assumptions: expected dividend yield of 0%; expected volatility ranging from 120% to 131%; risk-free interest rate ranging from 1.39% to 1.73% and an expected holding period of five years. During the three months ended March 31, 2014, amortization of debt discount amounted to $140,669 and was included in interest expense.

On January 14 2014, prior to the closing of the Share Exchange, the Company granted warrants to purchase up to an aggregate of 625,000 shares of the Company’s common stock at an exercise price of $0.01 (collectively the “Additional Warrants”) to a certain note holder in connection with a note that is due in August 2014. The Company issued the Additional Warrants in connection with certain protection clause contained in the note holder’s respective securities purchase agreements as a result of the Company’s subsequent issuance in January 2014 of its warrants related to a convertible note payable at a per share price lower than the per share price paid by the note holder. . The fair value of this warrant was estimated on the date of grant using the Black-Scholes option-pricing model using the following weighted-average assumptions: expected dividend yield of 0%; expected volatility of 131%; risk-free interest rate of 1.65% and an expected holding period of five years. During the three months ended March 31, 2014, the Company recognized an interest expense of $78,869 and a corresponding derivative liability in connection with the Additional Warrants.

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

Notes payable

On December 19, 2013, the Company issued a note payable of $50,000. The note matures on June 18, 2014 and bears an interest rate of 10%. As of March 31, 2014, the note balance amounted to $50,000 and accrued interest is $1,411.

On December 19, 2013, the Company issued a note payable of $25,000. The note matures on June 18, 2014 and bore an interest rate of 10%. In February 2014, the Company issued 250,000 shares of the Company’s common stock in connection with the conversion of this note.

Notes payable – related party

At the closing of the Share Exchange, $285,710 in principal amount plus accrued interest of the notes were cancelled in exchange for the issuance of an aggregate of 100,000 shares of Series C Preferred Stock of the Company.

NOTE 8 - DERIVATIVE LIABILITIES

In connection with the issuance of the 10% convertible notes (see Note 7), the Company determined that the terms of the convertible notes include a down-round provision under which the conversion price and exercise price could be affected by future equity offerings undertaken by the Company. Accordingly, under the provisions of FASB ASC Topic No. 815-40, “Derivatives and Hedging - Contracts in an Entity’s Own Stock”, the convertible instrument was accounted for as a derivative liability at the date of issuance and adjusted to fair value through earnings at each reporting date. The Company has recognized a derivative liability of $390,979 and $0 at March 31, 2014 and December 31, 2013, respectively. The loss resulting from the increase in fair value of this convertible instrument and derivative expense was $43,967 and $86,484, respectively, for the three months ended March 31, 2014. The Company reclassified $38,621 to paid-in capital due to the payment of convertible notes during the three months ended March 31, 2014.

VAPORIN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014

The Company used the following assumptions for determining the fair value of the convertible instruments under the Black-Scholes option pricing model:

March 31, 2014

Dividend rate	0%
Term (in years)	0.33 - 5 Years
Volatility	126% - 131%
Risk-free interest rate	0.05% - 1.73%

NOTE 9 – STOCKHOLDERS’ EQUITY

The Company is authorized to issue up to 200,000,000 shares of common stock, par value $0.0001 per share, and 50,000,000 shares of blank check preferred stock, par value $0.0001 per share.

Series A Preferred Stock

At March 31, 2014, the Company had 3,000,000 shares of Series A Preferred Stock outstanding, all of which were converted to common stock subsequent to March 31, 2014.

Series B Preferred Stock

The Company has outstanding 5,000,000 shares of Series B Preferred Stock. Each share has a liquidation preference equal to $0.0001 per share. Shares of Series B Preferred Stock are convertible at any time on a share-for-share basis, subject to a limitation that the holder shall not at any time be a beneficial owner of more than 9.99% of the Company’s common stock outstanding at such time. The Series B votes on an as-converted basis, subject to this limitation. Holders of Series B have no dividend preference.

Series C Preferred Stock

The Company has outstanding 100,000 shares of Series C Preferred Stock. Each share has a liquidation preference equal to $0.0001 per share. Shares of Series C Preferred Stock are convertible at any time on a 1 share of Series C Preferred Stock-for-1,000 shares of common stock basis, subject to a limitation that the holder shall not at any time be a beneficial owner of more than 9.99% of the Company’s common stock outstanding at such time. The Series C votes on an as-converted basis, subject to this limitation. Holders of Series C have no dividend preference.

(A) Share Exchange

In January 2014, the Company entered into the Share Exchange with Vaporin Florida. Pursuant to the Exchange Agreement, all of the issued and outstanding common stock of Vaporin Florida was exchanged for an aggregate of 35 million shares of the Company’s common stock. Additionally, the holders of all of Vaporin Florida’s issued and outstanding Series A Preferred Stock and the holders of outstanding notes of Vaporin Florida in the aggregate principal amount of $285,710 (the “Vaporin Florida Notes”) exchanged all of the outstanding shares of Vaporin Florida’s Series A Preferred Stock and converted the Vaporin Florida Notes into an aggregate of 100,000 shares of the Company’s Series C Preferred Stock. This transaction was accounted for as a reverse recapitalization of Vaporin Florida whereby Vaporin Florida is considered the acquirer for accounting purposes. The Company is deemed to have issued 94,162,502 shares of common stock and 3,000,000 Series A preferred stock which represents the outstanding common and preferred stock of the Company just prior to the closing of the transaction.

VAPORIN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014

(B) Private Placement

In January 2014, the Company entered into stock purchase agreements with accredited investors pursuant to which they purchased 5,750,000 shares of common stock and 5,000,000 shares of Series B Preferred Stock at a price of $0.10 per share for net proceeds of $1,043,500. The Company paid placement agents fees of $31,500 in connection with the sale of common and preferred stock.

(C) Common stock for services

In March 2014, the Company issued an aggregate of 2,550,000 shares of the Company’s common stock to two consultants for consulting services rendered. The Company valued these common shares at the fair market value on the date of grant at approximately $0.10 per share or $255,000 based on the sale of commons stock in a private placement at $0.10 per common share. In connection with the issuance of these common shares, the Company recorded stock based consulting for the three months ended March 31, 2014 of $255,000.

(D) Stock Options

A summary of the stock options for the three months ending March 31, 2014 and for the year ending December 31, 2013 and changes during the period are presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Balance outstanding at December 31, 2013	-	-	-
Recapitalization on January 24, 2014	300,000	0.40	8.69
Granted	-	-	-
Exercised	-	-	-
Forfeited	-	-	-
Cancelled	-	-	-
Balance outstanding at March 31, 2014	300,000	$0.40	8.51

Options exercisable at March 31, 2014	300,000	$0.40
Options expected to vest	-
Weighted average fair value of options granted during the period		$-

Stock options outstanding at March 31, 2014 as disclosed in the above table have no intrinsic value at the end of the period.

VAPORIN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014

(E) Stock Warrants

A summary of the status of the Company’s outstanding stock warrants for the three months ending March 31, 2014 and for the year ending December 31, 2013 and changes during the period then ended is as follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Balance at December 31, 2013	-	-	-
Recapitalization on January 24, 2014	4,518,750	0.28	4.32
Granted	-	0.01	5.00
Cancelled	-	-	-
Forfeited	-	-	-
Exercised	-	-	-
Balance at March 31, 2014	4,518,750	$0.28	4.14

Warrants exercisable at March 31, 2014	4,518,750	$0.28	4.14

Weighted average fair value of warrants granted during the three months ended March 31, 2014		$0.12

NOTE 10 – SUBSEQUENT EVENTS

On April 8, 2014, the holders of the Company’s Series A converted the Series A into a total of 3,000,000 shares of common stock.

On April 1, 2014, the Company closed on a private placement of shares of the Company’s common stock to accredited investors at a price per share of $0.10. Subsequent closings took place on April 7, 2014 and May 6, 2014. To date, the offering has generated gross proceeds to the Company of $2,529,965. As compensation for acting as placement agent for the offering, Chardan Capital Markets, LLC received a commission of 10% of the gross proceeds from the shares it sold and a number of five-year warrants equal to 10% of the shares it sold. The placement agent only received a commission of cash and warrants from sales it made. To date, the Company has paid the placement agent $144,997 and issued the placement agent 1,449,965 five-year warrants exercisable at $0.10 per share. The Company agreed to provide certain registration rights to the investors. The net proceeds to the Company, after deducting placement agent fees and escrow expenses, were $2,382,468.

The securities were not registered under the Securities Act and were issued and sold in reliance upon the exemption from registration contained in Section 4(a)(2) of the Act and Rule 506(b) promulgated thereunder.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

We were incorporated under the laws of the State of Delaware in 2009. In January 24, 2014, the Company entered into a Share Exchange Agreement (“Share Exchange”) with Vaporin Florida, a privately-held Florida corporation. Pursuant to the Exchange Agreement, all of the issued and outstanding common stock of Vaporin Florida was exchanged for an aggregate of 35 million shares of the Company’s common stock. The Share Exchange was accounted for as a reverse acquisition and re-capitalization, whereas Vaporin Florida is deemed the accounting acquirer and Vaporin, Inc. the legal acquirer. As a result, the assets and liabilities and the historical operations that are reflected in the Company’s financial statements are those of Vaporin Florida, and the Company’s assets, liabilities and results of operations will be consolidated with the assets, liabilities and results of operations of Vaporin Florida effective January 24, 2014.

We are a distributor of electronic cigarettes, e-liquids and related products.

Results of Operations

The following are the results of operations for three months ended March 31, 2014 and 2013.

Revenue

Total revenue for the three month ended March 31, 2014 was approximately $182,000. There was no revenue for the three months ended March 31, 2013. The approximately $182,000 increase was primarily reflective of purchasing inventory and establishing our sales effort.

Operating expense

Total operating expenses for the three month ended March 31, 2014 as compared to the three months ended March 31, 2013, were approximately $824,000 and $46,000, respectively. The approximately $778,000 increase in operating expenses for the three months ended March 31, 2014 is primarily attributable to an increase in approximately $215,000 of advertising and promotion expense, an increase of approximately $529,000 in general and administrative costs which includes an increase in stock based consulting of $255,000, and an increase in professional fees of approximately $31,000.

Loss from operations

We reported an operating loss from continuing operations of approximately $757,000 and $46,000 for the three months ended March 31, 2014 and 2013, respectively. The increase in operating loss was primarily due to the continued growth and development of operations.

Other Income (Expenses)

Total other income (expense) was approximately $382,000 and $0 for the three months ended March 31, 2014 and 2013, respectively. The change in other income (expense) is primarily attributable to an increase of approximately $252,000 of interest expense in connection with the amortization of debt discount and the additional warrants granted related to the 10% convertible note payable, an increase in loss from the change in fair value of derivative liabilities of approximately $44,000 and derivative expense of $86,000.

Net Loss

As a result of the operating expense and other expense discussed above, we reported a net loss of approximately $1.1 million and $46,000 for the three months ended March 31, 2014 and 2013, respectively.

Liquidity and Capital Resources

Cash Flows from Operating Activities

For the three months ended March 31, 2014, we used approximately $893,000 of cash in operating activities. This is an increase of approximately $898,000 on cash used in operations, from approximately $6,000 of cash provided from operating activities during the three months ended March 31, 2013. In the first quarter of 2014, the principal factors were our net loss of $1,137,965 and $341,530 used to purchase inventory offset by non-cash expenses primarily attributable to amortization of debt discount of $140,669, derivative related expenses of $130,451 and stock based compensation of $255,000.

Cash Flows from Financing Activities

For the three months ended March 31, 2014, we had approximately $1,093,500 provided by financing activities as a result of proceeds from the sale of common and preferred stock and from the issuance of debt prior to recapitalization.

Liquidity

At May 9, 2014, we had approximately $1,454,000 in available cash. We believe we have sufficient cash to meet our working capital needs for the next 12 months. There can be no assurances that the plans and actions proposed by management will be successful or that we will generate profitability and positive cash flows in the future. As a result, we may need to raise additional capital in the next 12 months or subsequently or effectuate plans to conserve liquidity. In particular, management may determine to build additional inventory to support anticipated results from our marketing efforts. If additional sources of funds are needed to continue operations, future efforts to raise additional funds may not be successful or, they may not be available on acceptable terms, if at all.

The financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern. The ability of the Company to continue as a going concern is dependent on management’s plans, which include further implementation of its business plan.

Recent Accounting Pronouncements

See Note 2 to our unaudited interim condensed consolidated financial statements regarding recent accounting pronouncements.

Cautionary Note Regarding Forward-Looking Statements

This report includes forward-looking statements including statements regarding liquidity, cash flows, and future expenditures. The words “believe,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “could,” “target,” “potential,” “is likely,” “will,” “expect” and similar expressions, as they relate to us, are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs.

The results anticipated by any or all of these forward-looking statements might not occur. Important factors that could cause actual results to differ from those in the forward-looking statements include intense competition, regulatory initiatives that adversely affect the e-cigarette industry and the results of our marketing initiatives. Further information on our risk factors is contained in our filings with the SEC, including our Annual Report on Form 10-K. We undertake no obligation to publicly update or revise any forward-looking statements, whether as the result of new information, future events or otherwise.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not required for smaller reporting companies as defined in Rule 12b-2 of the Exchange Act.

Item 4. Controls and Procedures.

We maintain a system of disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) that is designed to provide reasonable assurance that information we are required to disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to management in a timely manner. Our Chief Executive Officer and Chief Financial Officer evaluated this system of disclosure controls and procedures as of the end of the period covered by this quarterly report and have concluded that the system is operating effectively to ensure appropriate disclosure.

There were no significant changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 of the Exchange Act that occurred during period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Not applicable to smaller reporting companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On May 6, 2014, the Company closed on the sale of 1,000,000 shares of the Company’s common stock in its ongoing private placement offering to accredited investors at a price per share of $0.10 for proceeds to the Company of $100,000. No broker-dealer received compensation in connection with the sale of the 1,000,000 shares.

The securities described hereunder have not been registered under the Securities Act and were issued and sold in reliance upon the exemption from registration contained in Section 4(a)(2) of the Act and Rule 506(b) promulgated thereunder.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibits:

3.1	Amended and Restated Certificate of Incorporation, as amended*

3.2	Amended Bylaws(5)

10.1	Form of Securities Purchase Agreement (January 14, 2014 private placement)(1)

10.2	Form of Note(1)

10.3	Form of Warrant(1)

10.4	Form of Securities Exchange Agreement(2)

10.5	Form of Subscription Agreement(2)

10.6	2014 Equity Incentive Plan(3)+

10.7	Form of Securities Purchase Agreement (April 1, 2014 private placement)(4)

10.8	Form of Registration Rights Agreement(4)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)*

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

(1)	Previously filed as an exhibit to the registrant’s Current Report on Form 8-K filed January 16, 2014 and incorporated herein by reference.

(2)	Previously filed as an exhibit to the registrant’s Current Report on Form 8-K filed January 29, 2014 and incorporated herein by reference.

(3)	Previously filed as an exhibit to the registrant’s Current Report on Form 8-K filed April 4, 2014 and incorporated herein by reference.

(4)	Previously filed as an exhibit to the registrant’s Current Report on Form 8-K filed April 7, 2014 and incorporated herein by reference.

(5)	Previously filed as an exhibit to the registrant’s Current Report on Form 8-K filed April 28, 2014 and incorporated herein by reference.

+	Represents management employment or compensation agreement.

*	Pursuant to Item 601(b)(32) of Regulation S-K, this exhibit is furnished, rather than filed, with this Quarterly Report on Form 10-Q.

**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise not subject to liability.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VAPORIN, INC.

Date: May 15, 2014	By:	/s/ Scott Frohman
Scott Frohman
Chief Executive Officer

Date: May 15, 2014	By:	/s/ James J. Martin
James J. Martin
Chief Financial Officer

