Form 10-Q
period 2014-06-30
VAPORIN, INC.
filed 2014-08-08
CIK 1504937

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC. 20549

FORM 10-Q

(Mark One)

[X]	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the Quarterly Period ended June 30, 2014

or

[ ]	Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the Transition Period from _____________ to _____________

Commission File Number 000-55132

VAPORIN, INC.

(Exact name of registrant as specified in its charter)

Delaware	45-5215796
(State or other jurisdiction of	(I.R.S. employer
incorporation or organization)	identification no.)

4400 Biscayne Blvd., Miami, Florida	33137
(Address of principal executive offices)	(Zip code)

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

Yes [  ] No [X]

174,612,153 shares of the Company’s common stock, par value $0.0001 per share, were outstanding as of July 24, 2014.

VAPORIN, INC.

TABLE OF CONTENTS FOR FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VAPORIN, Inc.

(FORMERLY VALOR GOLD CORP.)

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2014	December 31, 2013

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,030,366	$25,221
Accounts receivable – trade	283,746	16,587
Prepaid expenses and other current assets	–	32,522
Inventory	1,336,533	316,195
Total Current Assets	2,650,645	390,525
FIXED ASSETS
Property and equipment, net	7,506	8,395
OTHER ASSETS
Intangible assets, net	6,874	12,276
Total Other Assets	6,874	12,276
TOTAL ASSETS	$2,665,025	$411,196

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$328,601	$31,312
Accrued interest – related party	–	804
Convertible notes payable, net of debt discount	175,429	–
Notes payable	–	75,000
Notes payable – related party	–	260,899
Derivative liabilities	222,792	–
Total Current Liabilities	726,822	368,015
STOCKHOLDERS’ EQUITY
Preferred Stock, $.0001 par value per share, 50,000,000 shares authorized, as of June 30, 2014 and December 31, 2013, respectively.
Preferred Stock Series A, $0.0001 par value per share, 5,000,000 shares authorized and 0 shares issued and outstanding, as of June 30, 2014 and December 31, 2013, respectively.	–	–
Preferred Stock Series B, $0.0001 par value per share, 5,000,000 shares authorized, 5,000,000 and 0 shares issued and outstanding, as of June 30, 2014 and December 31, 2013, respectively.	500	–
Preferred Stock Series C, $0.0001 par value per share, 100,000 shares authorized 100,000 and 0 shares issued and outstanding, as of June 30, 2014 and December 31, 2013, respectively.	10	–
Common Stock Series C, $0.0001 par value per share, 200,000,000 shares authorized, 171,612,513 and 35,000,000 shares issued and outstanding, as of June 30, 2014 and December 31, 2013, respectively.	17,162	3,500
Additional paid-in capital	4,805,267	346,500
Accumulated deficit	(2,884,736)	(306,819)
Total Stockholders’ Equity	1,938,203	43,181
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,665,025	$411,196

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VAPORIN, Inc.

(FORMERLY VALOR GOLD CORP.)

 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Revenues	$419,370	$–	$602,163	$–

Cost of sales	238,355	–	353,819	–
Gross margin	181,015	–	248,344	–

Costs and expenses
Sales and marketing	350,624	–	565,638	–
General and administrative	1,269,896	66,774	1,845,208	112,908
Depreciation and amortization	3,146	–	6,291	–
Professional fees	38,652	–	69,402	–
Total operating costs and expenses	1,662,318	66,774	2,486,539	112,908

Operating loss	(1,481,303)	(66,774)	(2,238,195)	(112,908)

Other income and (expense)
Derivative expense	–	–	(86,484)	–
Change in fair value of derivatives	135,279	–	91,312	–
Interest expense – related party	(93,928)	–	(344,550)	–
Total other income and expense	41,351	–	(339,722)	–
Loss before provision for income tax	(1,439,952)	(66,774)	(2,577,917)	(112,908)
Provision for income tax	–	–	–	–
Net loss	$(1,439,952)	$(66,774)	$(2,577,917)	$(112,908)

Loss attributable to common stockholders and loss per common share:
Net loss	(1,439,952)	(66,774)	(2,577,917)	(112,908)
Deemed dividend - Series A Preferred Stock	–	–	–	–
Deemed dividend – Series A Preferred
Conversion	–	–	–	–
Dividends - Series A Preferred Stock	–	–	–	–
Weighted average shares outstanding, basic and diluted	167,637,439	35,000,000	827,821,219	35,000,000

Net loss per basic and diluted share	$(0.01)	$(0.00)	$(0.03)	$(0.00)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VAPORIN, Inc.

 (FORMERLY VALOR GOLD CORP.)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2014	2013
OPERATING ACTIVITIES
Net loss	$(2,577,917)	$(112,908)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,291	–
Amortization of debt discount	229,273	–
Derivative expense	86,484	–
Change in fair value of derivative liabilities	(91,312)	–
Interest expense in connection with the grant of warrants	78,869	–
Stock based compensation	925,926	–
Changes in operating assets and liabilities
Accounts receivable	(267,159)	–
Inventory	(1,020,338)	(63,335)
Other current assets	32,522	–
Accounts payable and accrued liabilities	268,243	16
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(2,329,118)	(176,227)
INVESTING ACTIVITIES
Purchase of equipment	–	(3,442)
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	–	(3,442)

FINANCING ACTIVITIES
Notes payable – related party	–	181,680
Payment of convertible note	(100,000)	–
Proceeds received from issuance of note prior to recapitalization	100,000	–
Issuance of common stock	2,834,263	–
Issuance of preferred stock	500,000	–
NET CASH PROVIDED BY FINANCING ACTIVITIES	3,334,263	181,680
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,005,145	2,011
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	25,221	–
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,030,366	$2,011
Supplemental disclosures:
Non cash activities:

Note payable converted to common stock	$75,000	$–
Note payable – related party exchanged to preferred stock pursuant to the Share Exchange	$285,710	$–

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

VAPORIN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014

NOTE 1 – NATURE OF OPERATIONS

Vaporin, Inc. (the “Company”), (formerly Valor Gold Corp.), was incorporated under the laws of the State of Delaware in June 2009. In January 2014, the Company entered into a Share Exchange Agreement (the “Share Exchange”) with Vaporin Florida, Inc., a privately-held Florida corporation (“Vaporin Florida”). Pursuant to the Exchange Agreement, all of the issued and outstanding common stock of Vaporin Florida was exchanged for an aggregate of 35 million shares of the Company’s common stock. The Share Exchange was accounted for as a reverse acquisition and re-capitalization, whereas Vaporin Florida is deemed the accounting acquirer and Vaporin, Inc. the legal acquirer. As a result, the assets and liabilities and the historical operations that are reflected in the Company’s financial statements are those of Vaporin Florida, and the Company’s assets, liabilities and results of operations will be consolidated with the assets, liabilities and results of operations of Vaporin Florida effective January 24, 2014.

The Company is a distributor and marketer of electronic cigarettes, vaporizers, e-liquids, e-hookahs and related products.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The unaudited consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) and present the consolidated financial statements of the Company and its wholly-owned subsidiary. In the preparation of consolidated financial statements of the Company, all intercompany transactions and balances were eliminated. All adjustments (consisting of normal recurring items) necessary to present fairly the Company’s consolidated financial position as of June 30, 2014, and the results of operations and cash flows for the three and six months ended June 30, 2014 and 2013 have been included. The results of operations for the three and six months ended June 30, 2014 are not necessarily indicative of the results to be expected for the full year. The accounting policies and procedures employed in the preparation of these condensed consolidated financial statements have been derived from the audited financial statements of the Company for the year ended December 31, 2013, which are contained in Form 8-K/A as filed with the Securities and Exchange Commission on April 8, 2014. The consolidated balance sheet as of December 31, 2013 was derived from those financial statements.

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

Cash and cash equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At June 30, 2014 and December 31, 2013, the Company had no cash equivalents.

VAPORIN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014

Accounts receivable

The Company accounts receivable, represents our estimate of the amount that ultimately will be realized in cash. The Company reviews the adequacy and adjusts its allowance for doubtful accounts on an ongoing basis, using historical payment trends and the age of the receivables and knowledge of its individual customers. However, if the financial condition of our customers were to deteriorate, additional allowances may be required. While estimates are involved, bad debts historically have not been a significant factor given the diversity of its customer base and well established historical payment patterns. As of June 30, 2014 and December 31, 2013, the Company believes all accounts receivable balances will be full realized and therefore no allowance has been recorded.

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

The Company purchases most of its products from Direct Source China, LLC. , an entity controlled by Gregory Brauser, our Chief Operating Officer. This entity purchases the products directly from the manufacturers in China and charges the Company an 8% premium. The Company paid Direct Source approximately $731,000 for products for the six months ended June 30, 2014.

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

The Company reviews the carrying value of property, plant, and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition, and other economic factors. Based on this assessment there were no impairments needed as of June 30, 2014 and December 31, 2013.

Intangible assets

ASC 350 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of ASC 350. This standard also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment. The Company did not record any impairment charges on its intangible assets during the six months ended June 30, 2014 and 2013.

VAPORIN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014

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

Fair Value of Financial Instruments

We hold certain financial assets, which are required to be measured at fair value on a recurring basis in accordance with the Statement of Financial Accounting Standard No. 157,”Fair Value Measurements” (“ASC Topic 820-10”). ASC Topic 820-10 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). ASC Topic 820-10 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants on the measurement date. Level 1 instruments include cash, account receivable, prepaid expenses, inventory and account payable and accrued liabilities. The carrying values are assumed to approximate the fair value due to the short term nature of the instrument. The carrying amount of the notes payable at June 30, 2014 approximate their respective fair value based on the Company’s incremental borrowing rate.

The following table presents a reconciliation of the derivative liability measured at fair value on a recurring basis using significant unobservable input (Level 3) from January 1, 2014 to June 30, 2014:

	Conversion feature derivative liability	Warrant liability
Balance at January 1, 2014	$41,881	$78,399
Recognition of derivative liability	72,064	193,289
Reclassification of derivative liability to equity	(71,529)	-
Change in fair value included in earnings	(5,906)	(85,406)
Balance at June 30, 2014	$36,510	$186,282

VAPORIN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014

The three levels of the fair value hierarchy under ASC Topic 820-10 are described below:

●	Level 1 - Valuations based on quoted prices in active markets for identical assets or liabilities that an entity has the ability to access. We believe our carrying value of level 1 instruments approximate their fair value at June 30, 2014.

●	Level 2 - Valuations based on quoted prices for similar assets or liabilities, quoted prices for identical assets or liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable data for substantially the full term of the assets or liabilities.

●	Level 3 - Valuations based on inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. We consider depleting assets, asset retirement obligations and net profit interest liability to be Level 3. We determine the fair value of Level 3 assets and liabilities utilizing various inputs, including NYMEX price quotations and contract terms.

Advertising

The Company expenses advertising costs as incurred. The Company’s advertising expenses totaled $350,624 and $565,638 for the three and six months ended June 30, 2014, respectively. There were no advertising expense for the three and six months ended June 30, 2013. We are focusing our advertising on gaining market share and building product brand.

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

The following table shows significant concentrations in our revenues and accounts receivable for the periods indicated.

	Percentage of Revenue during the		Percentage of Accounts Receivable
	period ended		period ended,
	June 30, 2014	December 31, 2013	June 30, 2014	December 31, 2013
Customer A	22%	1%	26%	71%
Customer B	20%	14%	20%	0%

VAPORIN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014

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

Year-end

The Company has adopted December 31 as its fiscal year end.

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. Since its inception, the Company has been engaged substantially in financing activities and developing its business plan and marketing. As a result, the Company incurred accumulated net losses during the six months ended June 30, 2014 of $2,577,917. In addition to raising capital from the sale of equity, the Company’s development activities since inception have been financially sustained through capital contributions from note holders.

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

NOTE 4 – INVENTORY

Inventories consist of the following:

	June 30, 2014	December 31, 2013
Finished goods	$1,336,533	$316,195

NOTE 5 - PROPERTY & EQUIPMENT

The following is a summary of property and equipment:

	June 30, 2014	December 31, 2013
Computer Equipment	$8,413	$8,413
Furniture, Fixtures and Equipment	662	662
Less: accumulated depreciation	(1,569)	(680)
	$7,506	$8,395

Depreciation for the six months ended June 30, 2014 and 2013 was $888 and $0, respectively.

VAPORIN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014

NOTE 6 – INTANGIBLE ASSETS

Intangible assets consist of the following:

	June 30, 2014	December 31, 2013
Website, capitalized	$17,678	$17,678
Less: accumulated amortization	(10,804)	(5,402)
	$6,874	$12,276

Amortization for the six months ended June 30, 2014 and 2013 was $5,402 and $0, respectively.

NOTE 7 – NOTES PAYABLE

Convertible notes payable

At June 30, 2014 and December 31, 2013, convertible promissory notes consisted of the following:

	June 30, 2014	December 31, 2013
Convertible promissory notes	$200,000	$-
Less: debt discount	(24,571)	-

Convertible notes payable, net	$175,429	$-

On January 24, 2014, following the closing of the Share Exchange, the Company assumed convertible notes payable for a total of $350,000. On January 24, 2014, the debt discount on the convertible notes has a remaining balance of $253,844. These convertible notes payable consisted of the following:

●	$75,000 10% secured convertible promissory note due in June 2014 with a 5-year warrant to purchase 375,000 shares of the Company’s common stock at an exercise price of $0.20 per share for gross proceeds to the Company of $75,000. The note is convertible into shares of the Company’s common stock at an initial conversion price of $0.20 per share. The warrants have an exercise price of $0.01 per share, as a result of being reduced from $0.20 per share pursuant to full-ratchet anti-dilution protection.

●

$175,000 10% secured convertible promissory notes due in August 2014 with a 5-year warrant to purchase 1,500,000 shares of the Company’s common stock at an exercise price of $0.01 per share for gross proceeds to the Company of $175,000. The notes are convertible into shares of the Company’s common stock at an initial conversion price of $0.20 per share. The warrants have an exercise price of $0.01 per share, as a result of being reduced from $0.20 per share pursuant to full-ratchet anti-dilution protection. In February 2014, the Company paid back the principal plus accrued interest owed to one of the investors for a sum total of $52,433.

●

$100,000 of its 10% convertible promissory notes due in January 2015 with warrants to purchase up to an aggregate of 1,000,000 shares of the Company’s common stock at an exercise price of $0.10 per share for gross proceeds to the Company of $100,000. The notes are convertible into shares of the Company’s common stock at an initial conversion price of $0.10 per share, subject to adjustment. The warrants have an initial exercise price of $0.10 per share. On January 22, 2014, prior to the closing of the Share Exchange, the Company issued 500,000 shares of the Company’s common stock in connection with the conversion of $50,000 of the notes at a conversion price of $0.10 per share.

VAPORIN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014

In accordance with ASC 470-20-25, the convertible notes were considered to have an embedded beneficial conversion feature because the effective conversion price was less than the fair value of the Company’s common stock. These convertible notes were fully convertible at the issuance date thus the value of the beneficial conversion and the warrants were treated as a discount on the convertible notes to be amortized over the term of the convertible notes. The fair value of this warrant was estimated on the date of grant using the Black-Scholes option-pricing model using the following weighted-average assumptions: expected dividend yield of 0%; expected volatility ranging from 120% to 131%; risk-free interest rate ranging from 1.39% to 1.73% and an expected holding period of five years. During the six months ended June 30, 2014, amortization of debt discount amounted to $229,273 and was included in interest expense.

On January 14 2014, prior to the closing of the Share Exchange, the Company granted warrants to purchase up to an aggregate of 625,000 shares of the Company’s common stock at an exercise price of $0.01 (collectively the “Additional Warrants”) to a certain note holder in connection with a note that is due in August 2014. The Company issued the Additional Warrants in connection with certain protection clause contained in the note holder’s respective securities purchase agreements as a result of the Company’s subsequent issuance in January 2014 of its warrants related to a convertible note payable at a per share price lower than the per share price paid by the note holder. . The fair value of this warrant was estimated on the date of grant using the Black-Scholes option-pricing model using the following weighted-average assumptions: expected dividend yield of 0%; expected volatility of 131%; risk-free interest rate of 1.65% and an expected holding period of five years. During the six months ended June 30, 2014, the Company recognized an interest expense of $78,869 and a corresponding derivative liability in connection with the Additional Warrants.

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

Notes payable

On December 19, 2013, the Company issued a six month 10% note payable of $50,000. The note was scheduled to mature on June 18, 2014. In April 2014, the Company paid off the note including interest in the amount of $51,762.

On December 19, 2013, the Company issued a six month 10% note payable of $25,000. The note was scheduled to mature on June 18, 2014. In February 2014, the Company issued 250,000 shares of the Company’s common stock in connection with the full conversion of this note.

Notes payable – related party

At the closing of the Share Exchange, $285,710 in principal amount plus accrued interest of the notes were cancelled in exchange for the issuance of an aggregate of 100,000 shares of Series C Preferred Stock of the Company.

VAPORIN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014

NOTE 8 - DERIVATIVE LIABILITIES

In connection with the issuance of the 10% convertible notes (see Note 7), the Company determined that the terms of the convertible notes include a down-round provision under which the conversion price and exercise price could be affected by future equity offerings undertaken by the Company. Accordingly, under the provisions of FASB ASC Topic No. 815-40, “Derivatives and Hedging - Contracts in an Entity’s Own Stock”, the convertible instrument was accounted for as a derivative liability at the date of issuance and adjusted to fair value through earnings at each reporting date. The Company has recognized a derivative liability of $222,792 and $0 at June 30, 2014 and December 31, 2013, respectively. The gain resulting from the decrease in fair value of this convertible instrument was $135,279 and $91,312 for the three and six months, respectively, ended June 30, 2014. The derivative expense was $0 and $86,484, for the three and six months, respectively ended June 30, 2014. The Company reclassified $71,529 to paid-in capital due to the payment of convertible notes during the six months ended June 30, 2014.

The Company used the following assumptions for determining the fair value of the convertible instruments under the Black-Scholes option pricing model:

June 30, 2014

Dividend rate	0%
Term (in years)	0.33 - 5 Years
Volatility	126% - 131%
Risk-free interest rate	0.05% - 1.73%

NOTE 9 – STOCKHOLDERS’ EQUITY

The Company is authorized to issue up to 200,000,000 shares of common stock, par value $0.0001 per share, and 50,000,000 shares of blank check preferred stock, par value $0.0001 per share. On June 16, 2014, the Company’s sole director approved a 1-for-50 reverse stock split which is subject to shareholder approval.

On May 30, 2014, the Board of Directors of the Company approved an amendment (the “Amendment”) to the 2014 Equity Incentive Plan (the “Plan”) which provides for the grant of incentive stock options, non-qualified stock options, restricted stock, restricted stock units (“RSUs”) and stock appreciation rights to employees, consultants, officers and directors of the Company in order to help the Company attract, retain and incentivize qualified individuals that will contribute to the Company’s success. The Amendment increased the maximum number of shares of the Company’s common stock that may be issued under the Plan from a total of 25,000,000 shares to a total of 50,000,000 shares.

Series A Preferred Stock

On April 8, 2014, the holders of all shares of the Company’s Series A Preferred Stock converted the shares of Series A Preferred Stock into a total of 3,000,000 shares of common stock. At June 30, 2014, the Company did not have any shares of Series A Preferred Stock outstanding.

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

VAPORIN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014

(A) Share Exchange

In January 2014, the Company entered into the Share Exchange with Vaporin Florida. Pursuant to the Exchange Agreement, all of the issued and outstanding common stock of Vaporin Florida was exchanged for an aggregate of 35 million shares of the Company’s common stock. Additionally, the holders of all of Vaporin Florida’s issued and outstanding Series A Preferred Stock and the holders of outstanding notes of Vaporin Florida in the aggregate principal amount of $285,710 (the “Vaporin Florida Notes”) exchanged all of the outstanding shares of Vaporin Florida’s Series A Preferred Stock and converted the Vaporin Florida Notes into an aggregate of 100,000 shares of the Company’s Series C Preferred Stock. This transaction was accounted for as a reverse recapitalization of Vaporin Florida whereby Vaporin Florida is considered the acquirer for accounting purposes. The Company is deemed to have issued 94,162,502 shares of common stock and 3,000,000 shares of Series A Preferred Stock which represents the outstanding common and preferred stock of the Company just prior to the closing of the transaction.

(B) Private Placement

In January 2014, the Company entered into stock purchase agreements with accredited investors pursuant to which they purchased 5,750,000 shares of common stock and 5,000,000 shares of Series B Preferred Stock at a price of $0.10 per share for net proceeds of $1,043,500. The Company paid placement agent fees of $31,500 in connection with the sale of common and preferred stock.

On April 1, 2014, the Company closed on a private placement of 25,299,650 shares of the Company’s common stock to accredited investors at a price per share of $0.10. Subsequent closings took place on April 7, 2014 and May 6, 2014. The offering generated gross proceeds to the Company of $2,529,965. As compensation for acting as placement agent for the offering, Chardan Capital Markets, LLC received a commission of 10% of the gross proceeds from the shares it sold and a number of five-year warrants equal to 10% of the shares it sold. To date, the Company has paid the placement agent $144,997 and issued the placement agent 1,449,965 five-year warrants exercisable at $0.10 per share. The net proceeds to the Company, after deducting placement agent fees, legal fees, filing fees and escrow expenses, were $2,290,768.

The securities were not registered under the Securities Act and were issued and sold in reliance upon the exemption from registration contained in Section 4(a)(2) of the Act and Rule 506(b) promulgated thereunder.

(C) Common stock for services

In March 2014, the Company issued an aggregate of 2,550,000 shares of the Company’s common stock to two consultants for consulting services rendered. The Company valued these common shares at the fair market value on the date of grant at approximately $0.10 per share or $255,000 based on the sale of commons stock in a private placement at $0.10 per common share. In connection with the issuance of these common shares, the Company recorded stock based consulting for the six months ended June 30, 2014 of $255,000.

Between April 2014 and May 2014, the Company issued an aggregate of 5,100,001 shares of the Company’s common stock to various consultants for consulting and accounting service rendered. The Company valued these common shares at the fair market value on the date of grant at approximately $0.10 per share or $510,000 based on the sale of commons stock in a private placement at $0.10 per common share. In connection with the issuance of these common shares, the Company recorded stock based consulting for the six months ended June 30, 2014 of $510,000.

On May 30, 2014, the Board of Directors approved the grant under the Plan of 20,000,000 RSUs to Marlin Capital Investments, LLC, a consultant to the Company, 10,000,000 RSUs to Greg Brauser, the Company’s Chief Operating Officer, and 10,000,000 RSUs to Scott Frohman, the Company’s Chief Executive Officer and Director. All the RSUs will vest quarterly in approximately equal installments over a three-year period from the date of issuance or upon a “change in control” as defined in the Plan, subject to the consultant’s or individual’s continued service to the Company on each applicable vesting date, with delivery of shares taking place on the third anniversary of the date of issuance. In connection with the grant of these RSUs, the Company recorded stock based compensation and consulting for the six months ended June 30, 2014 of $160,926.

VAPORIN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014

(D) Stock Options

A summary of the stock options for the six months ending June 30, 2014 and for the year ending December 31, 2013 and changes during the period are presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Recapitalization on January 24, 2014	300,000	0.40	8.69
Granted	-	-	-
Exercised	-	-	-
Forfeited	-	-	-
Cancelled	-	-	-
Balance outstanding at June 30, 2014	300,000	$0.40	8.26

Options exercisable at June 30, 2014	300,000	$0.40
Options expected to vest	-

Stock options outstanding at June 30, 2014 as disclosed in the above table have no intrinsic value at the end of the period.

(E) Stock Warrants

A summary of the status of the Company’s outstanding stock warrants for the six months ending June 30, 2014 and for the year ending December 31, 2013 and changes during the period then ended is as follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Recapitalization on January 24, 2014	4,518,750	0.28	4.32
Granted	1,449,965	0.10	5.00
Cancelled	-	-	-
Forfeited	-	-	-
Exercised	-	-	-
Balance at June 30, 2014	5,968,715	$0.24	4.10

Warrants exercisable at June 30, 2014	5,968,715	$0.24	4.10

Weighted average fair value of warrants granted during the six months ended June 30, 2014		$0.10

NOTE 10 – SUBSEQUENT EVENTS

The Company has authorized a 1-for-50 reverse stock split which is subject to comply with proxy rules.

Subsequent to June 30, 2014, the Company entered into a one-year employment agreement for a Vice President of Internet Marketing. The base salary is $100,000 per year plus commissions. The Company granted the executive 500,000 restricted shares of common stock and 250,000 stock options vesting quarterly over a three-year period. Additionally, the executive is eligible to receive grants of up to 750,000 options subject to meeting certain performance standards.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

We were incorporated under the laws of the State of Delaware in 2009. In January 24, 2014, the Company entered into a Share Exchange Agreement (“Share Exchange”) with Vaporin Florida, Inc., a privately-held Florida corporation (“Vaporin Florida”). Pursuant to the Exchange Agreement, all of the issued and outstanding common stock of Vaporin Florida was exchanged for an aggregate of 35 million shares of the Company’s common stock. The Share Exchange was accounted for as a reverse acquisition and re-capitalization, whereas Vaporin Florida is deemed the accounting acquirer and Vaporin, Inc. the legal acquirer. As a result, the assets and liabilities and the historical operations that are reflected in the Company’s financial statements are those of Vaporin Florida, and the Company’s assets, liabilities and results of operations will be consolidated with the assets, liabilities and results of operations of Vaporin Florida effective January 24, 2014.

We are a distributor of electronic cigarettes, e-liquids and related products.

Results of Operations

The following are the results of operations for three and six months ended June 30, 2014 and 2013.

Revenue

Total revenue for the three and six months ended June 30, 2014 was approximately $419,000 and 602,000, respectively. There was no revenue for the three and six months ended June 30, 2013. The approximately $419,000 and 602,000 increase was primarily reflective of purchasing inventory and establishing our sales effort. Our focus has been on gaining market share through product distribution, vending machines, direct and website sales of our products. Our Internet business is growing. In promotion of this, in July 2014, we hired a Vice President of Internet Marketing and expect that aspect of our business to further grow.

Operating expense

Total operating expenses for the three and six months ended June 30, 2014 were approximately $1,662,000 and $2,487,000, respectively, and total operating expenses for the three and six months ended June 30, 2013 were approximately $66,774 and $112,908, respectively.

The approximate $1,596,000 and $2,374,000 increase in operating expenses for the three and six months ended June 30, 2014 compared to the three and six months ended June 30, 2013, respectively, is primarily attributable to an increases in advertising and promotion expense, consulting fees, payroll and professional fees as a result of continued growth and development of the Company’s sales and general business activity.

Loss from operations

We reported an operating loss from continuing operations of approximately $1,481,000 and $67,000 for the three months ended June 30, 2014 and 2013, respectively, and $2,238,000 and $113,000 for the six months ended June 30, 2014 and 2013, respectively. The increase in operating loss was primarily due to the continued growth and development of operations.

Other Income (Expenses)

Total other income (expense) was approximately $41,000 and $0 for the three months ended June 30, 2014 and 2013, respectively, and approximately ($340,000) and $0 for the six months ended June 30, 2014 and 2013, respectively.

The change in other income (expense) for the three months ended June 30, 2014 compared to June 30, 2013 is primarily attributable to an increase of approximately $94,000 of interest expense in connection with the amortization of debt discount and the additional warrants granted related to the 10% convertible note payable, and offset by an increase in income from the change in fair value of derivative liabilities of approximately $135,000. There was no derivative expense for the three months ended June 30, 2014 and 2013.

The change in other income (expense) for the six months ended June 30, 2014 compared to June 30, 2013 is primarily attributable to an increase of approximately $345,000 of interest expense in connection with the amortization of debt discount and the additional warrants granted related to the 10% convertible note payable, derivative expense of $86,000 and was offset by an increase in income from the change in fair value of derivative liabilities of approximately $91,000.

Net Loss

As a result of the operating expense and other expense discussed above, we reported a net loss of approximately $1.4 million and $67,000 for the three months ended June 30, 2014 and 2013, respectively, and $2.5 million and $113,000 for the six months ended June 30, 2014 and 2013, respectively.

Liquidity and Capital Resources

Cash Flows from Operating Activities

For the six months ended June 30, 2014, we used approximately $2,329,000 of cash in operating activities. This is an increase of approximately $2,335,000 on cash used in operations from approximately $6,000 of cash provided from operating activities during the six months ended June 30, 2013. The principal factors were our net loss of $2,502,917 and $1,020,338 used to purchase inventory offset by non-cash expenses primarily attributable to amortization of debt discount of $229,273, increase in trade and related party receivables of $267,159 and stock based compensation of $925,926.

Cash Flows from Financing Activities

For the six months ended June 30, 2014, we had approximately $3,334,000 provided by financing activities as a result of proceeds from the sale of common and preferred stock and from the issuance of debt prior to recapitalization.

Liquidity

At June 30, 2014, we had approximately $1,030,000 in available cash. We believe we have sufficient cash to meet our working capital needs for the next 12 months. There can be no assurances that the plans and actions proposed by management will be successful or that we will generate profitability and positive cash flows in the future. As a result, we may need to raise additional capital in the next 12 months or subsequently or effectuate plans to conserve liquidity. In particular, management may determine to build additional inventory to support anticipated results from our marketing efforts or otherwise accelerate growth. If additional sources of funds are needed to continue operations or expand our business, future efforts to raise additional funds may not be successful or, they may not be available on acceptable terms, if at all.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibits:

3.1	Amended Bylaws(1)

10.1	2014 Equity Incentive Plan, as amended+

10.2	Form of Restricted Stock Unit Agreement(2)+

10.7	Form of Securities Purchase Agreement(3)

10.8	Form of Registration Rights Agreement(3)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)*

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

(1)	Previously filed as an exhibit to the registrant’s Current Report on Form 8-K filed April 28, 2014 and incorporated herein by reference.
(2)	Previously filed as an exhibit to the registrant’s Current Report on Form 8-K filed May 30, 2014 and incorporated herein by reference.
(3)	Previously filed as an exhibit to the registrant’s Current Report on Form 8-K filed April 7, 2014 and incorporated herein by reference.

+	Represents management employment or compensation agreement.
*	Pursuant to Item 601(b)(32) of Regulation S-K, this exhibit is furnished, rather than filed, with this Quarterly Report on Form 10-Q.
**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise not subject to liability.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VAPORIN, INC.

Date: August 8, 2014	By:	/s/ Scott Frohman
Scott Frohman
Chief Executive Officer

Date: August 8, 2014	By:	/s/ James J. Martin
James J. Martin
Chief Financial Officer

