Form 10-Q
period 2014-09-30
VAPORIN, INC.
filed 2014-11-12
CIK 1504937

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC. 20549

FORM 10-Q

(Mark One)

[X]	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the Quarterly Period ended September 30, 2014

or

[ ]	Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the Transition Period from _______________ to _______________

Commission File Number 000-55132

VAPORIN, INC.

(Exact name of registrant as specified in its charter)

Delaware	45-5215796
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

4400 Biscayne Blvd., Miami, Florida	33137
(Address of principal executive offices)	(Zip code)

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

Yes [  ] No [X]

4,777,252 shares of the Company’s common stock, par value $0.0001 per share, were outstanding as of October 27, 2014.

VAPORIN, INC.

TABLE OF CONTENTS FOR FORM 10-Q

2

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

VAPORIN, Inc.

(FORMERLY VALOR GOLD CORP.)

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2014	December 31, 2013
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$769,515	$25,221
Accounts receivable – trade	284,923	16,587
Prepaid expenses and other current assets	34,054	32,522
Inventory	1,480,271	316,195
Total Current Assets	2,568,763	390,525
FIXED ASSETS
Property and equipment, net	103,782	8,395
OTHER ASSETS
Intangible assets, net	4,173	12,276
Goodwill	3,732,268	–
Total Other Assets	3,736,441	12,276
TOTAL ASSETS	$6,408,986	$411,196

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$416,399	$31,312
Accrued interest – related party	–	804
Notes payable	–	75,000
Notes payable – related party	200,000	260,899
Derivative liabilities	122,979	–
Total Current Liabilities	739,378	368,015
STOCKHOLDERS’ EQUITY
Preferred Stock, $.0001 par value per share, 50,000,000 shares authorized, as of September 30, 2014 and December 31, 2013, respectively.
Preferred Stock Series A, $0.0001 par value per share, 100,000 shares authorized and 0 shares issued and outstanding, as of September 30, 2014 and December 31, 2013, respectively.	–	–
Preferred Stock Series B, $0.0001 par value per share, 5,000,000 shares authorized, 100,000 and 0 shares issued and outstanding, as of September 30, 2014 and December 31, 2013, respectively.	–	–
Preferred Stock Series C, $0.0001 par value per share, 100,000 shares authorized 1,550 and 0 shares issued and outstanding, as of September 30, 2014 and December 31, 2013, respectively.	10	–
Preferred Stock Series E, $0.0001 par value per share, 2 shares authorized 0 shares issued and outstanding, as of September 30, 2014 and December 31, 2013.	–	–
Common Stock, $0.0001 par value per share, 200,000,000 shares authorized, 4,727,254 and 700,000 shares issued and outstanding, as of September 30, 2014 and December 31, 2013, respectively.	473	70
Additional paid-in capital	9,912,247	349,930
Accumulated deficit	(4,243,122)	(306,819)
Total Stockholders’ Equity	5,669,608	43,181
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,408,986	$411,196

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VAPORIN, Inc.

(FORMERLY VALOR GOLD CORP.)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Revenues	$837,205	$28,463	$1,439,368	$28,463
Cost of sales	424,209	40,992	778,028	40,992
Gross margin	412,996	(12,530)	661,340	(12,530)

Costs and expenses
Sales and marketing	149,810	–	715,448	–
General and administrative	1,603,787	35,952	3,448,995	148,860
Depreciation and amortization	6,826	–	13,117	–
Professional fees	38,897	–	108,299	–
Total operating costs and expenses	1,799,320	35,952	4,285,859	148,860

Operating loss	(1,386,324)	(48,482)	(3,624,519)	(161,390)

Other income and (expense)
Derivative expense	–	–	(86,484)	–
Change in fair value of derivatives	81,278	–	172,590	–
Interest expense – related party	(53,340)	–	(397,890)	–
Total other income and expense	27,938	–	(311,784)	–

Loss before provision for income tax	(1,358,386)	(48,482)	(3,936,303)	(161,390)
Provision for income tax	–	–	–	–
Net loss	$(1,358,386)	$(48,482)	$(3,936,303)	$(161,390)

Loss attributable to common stockholders and loss per common share:
Net loss	(1,358,386)	(48,482)	(3,936,303)	(161,390)

Weighted average shares outstanding, basic and diluted	3,826,695	700,000	3,038,858	700,000

Net loss per basic and diluted share	$(0.36)	$(0.07)	$(1.30)	$(0.23)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VAPORIN, Inc.

(FORMERLY VALOR GOLD CORP.)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended June 30,
	2014	2013
OPERATING ACTIVITIES
Net loss	$(3,936,303)	$(161,390)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	13,117	2,849
Amortization of debt discount	253,844	–
Derivative expense	86,484	–
Change in fair value of derivative liabilities	(172,590)	–
Interest expense in connection with the grant of warrants	78,869	–
Interest expense in connection with conversion of debt	26,400	–
Stock based compensation	1,584,721	–
Changes in operating assets and liabilities
Accounts receivable	(268,336)	(641)
Other current assets	5,065	(25,038)
Accounts payable and accrued liabilities	338,608	1,598
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(2,815,176)	(515,239)

INVESTING ACTIVITIES
Acquisition of business, net of cash acquired	(798,000)	–
(Increase) decrease in intangible assets	–	(17,678)
(Increase) decrease in fixed assets	–	(7,590)
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(798,000)	(25,268)

FINANCING ACTIVITIES
Payment of notes payable	(100,000)	–
Proceeds received from issuance of note payable - related party	–	541,322
Proceeds received from issuance of note prior to recapitalization	100,000	–
Issuance of common stock, net of issuance costs	3,857,470	–
Issuance of preferred stock	500,000	–
NET CASH PROVIDED BY FINANCING ACTIVITIES	4,357,470	541,322

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	744,294	815

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	25,221	–

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$769,515	$815

Supplemental disclosures:
Non cash activities:
Reclassification of derivative liability to equity	90,064	–
Note payable converted to common stock	295,000	–
Note payable – related party exchanged to preferred stock pursuant to the Share Exchange	285,710	–
Issuance of note payable in connection with the acquisition of business	200,000	–
Purchase of inventory and other assets upon acquisition of business	345,618	–
Purchase of property and equipment upon acquisition of business	100,401	–
Assumption of liabilities upon acquisition of business	37,433	–

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

VAPORIN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – NATURE OF OPERATIONS

Vaporin, Inc. (the “Company”), (formerly Valor Gold Corp.), was incorporated under the laws of the State of Delaware in June 2009. In January 2014, the Company entered into a Share Exchange Agreement (the “Share Exchange”) with Vaporin Florida, Inc., a privately-held Florida corporation (“Vaporin Florida”). Pursuant to the Exchange Agreement, all of the issued and outstanding common stock of Vaporin Florida was exchanged for an aggregate of 35 million shares of the Company’s common stock. The Share Exchange was accounted for as a reverse acquisition and re-capitalization, whereas Vaporin Florida is deemed the accounting acquirer and Vaporin, Inc. the legal acquirer. As a result, the assets and liabilities and the historical operations that are reflected in the Company’s financial statements are those of Vaporin Florida, and the Company’s assets, liabilities and results of operations will be consolidated with the assets, liabilities and results of operations of Vaporin Florida effective January 24, 2014. The Company is a distributor and marketer of vaporizers, e-liquids and related products.

Effective August 29, 2014 (the “Closing”), the Company, Vaporin Acquisitions, Inc., a Florida corporation and wholly-owned subsidiary of the Company (the “Merger Sub”), The Vape Store, Inc., a Florida corporation (“Vape Store”), and Steve and Christy Cantrell, holders of all outstanding Vape Store shares (the “Cantrells”) entered into and closed an Agreement and Plan of Merger (the “Merger Agreement”). Pursuant to the Merger Agreement, Vape Store merged with and into Merger Sub (the “Merger”), with Merger Sub continuing as the surviving corporation and a wholly-owned subsidiary of the Company (see Note 7).

On September 8, 2014, the Company filed an amendment to its Certificate of Incorporation with the Secretary of State of Delaware effecting a 1-for-50 reverse stock split of the Company’s common stock (the “Reverse Split”). As a result of the Reverse Split, every 50 shares of the Company’s common stock were combined into one share of common stock. All share and per share values for all periods presented in the accompanying consolidated financial statements are retroactively restated for the effect of the reverse stock split (see Note 10).

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The unaudited consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) and present the consolidated financial statements of the Company and its wholly-owned subsidiary. In the preparation of consolidated financial statements of the Company, all intercompany transactions and balances were eliminated. All adjustments (consisting of normal recurring items) necessary to present fairly the Company’s consolidated financial position as of September 30, 2014, and the results of operations and cash flows for the three and nine months ended September 30, 2014 and 2013 have been included. The results of operations for the three and nine months ended September 30, 2014 are not necessarily indicative of the results to be expected for the full year. The accounting policies and procedures employed in the preparation of these condensed consolidated financial statements have been derived from the audited financial statements of the Company for the year ended December 31, 2013, which are contained in Form 8-K/A as filed with the Securities and Exchange Commission on April 8, 2014. The consolidated balance sheet as of December 31, 2013 was derived from those financial statements.

Use of Estimates

The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates.

Significant estimates include, but are not limited to, the collectability of accounts receivable and the estimates used when evaluating long-lived assets for impairment. Estimates are used for, but are not limited to, determining the following: allowance for doubtful accounts and inventory valuation reserves, recoverability of long-lived assets, and useful lives used in depreciation and amortization and assumptions used to calculate fair value of warrants granted, derivative liabilities and common stock issued for services.

Risks and Uncertainties

The Company operates in an industry that is subject to rapid change and intense competition. The Company’s operations will be subject to significant risk and uncertainties including financial, operational, technological, regulatory and other risks, including the potential risk of business failure.

Cash and cash equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At September 30, 2014 and December 31, 2013, the Company had no cash equivalents.

Accounts receivable

The Company accounts receivable, represents our estimate of the amount that ultimately will be realized in cash. The Company reviews the adequacy and adjusts its allowance for doubtful accounts on an ongoing basis, using historical payment trends and the age of the receivables and knowledge of its individual customers. However, if the financial condition of our customers were to deteriorate, additional allowances may be required. While estimates are involved, bad debts historically have not been a significant factor given the diversity of its customer base and well established historical payment patterns. As of September 30, 2014 and December 31, 2013, the Company believes all accounts receivable balances will be full realized and therefore no allowance has been recorded.

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

The Company purchases most of its products from Direct Source China, LLC. , an entity controlled by Gregory Brauser, our Chief Operating Officer. This entity purchases the products directly from the manufacturers in China and charges the Company an 8% premium. The Company paid Direct Source net of all credits approximately $509,000 for products for the nine months ended September 30, 2014.

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

The Company reviews the carrying value of property, plant, and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition, and other economic factors. Based on this assessment there were no impairments needed as of September 30, 2014 and December 31, 2013.

Intangible assets

ASC 350 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of ASC 350. This standard also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment. The Company did not record any impairment charges on its intangible assets during the nine months ended September 30, 2014 and 2013.

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

Revenue recognition

The Company recognizes ecommerce revenues and the related cost of goods sold at the time the products are delivered to customers. Revenue generated through the Company’s brick and mortar locations is recognized at the point of sale. Discounts provided to customers are accounted for as a reduction of sales. The Company records a reserve for estimated product returns in each reporting period. Shipping and handling fees charged to the customer are recognized as revenue at the time the products are delivered to the customer. Revenues are presented net of any taxes collected from customers and remitted to governmental authorities.

Cost of sales

Cost of goods sold includes cost of goods, occupancy expenses and shipping costs. Cost of goods consists of cost of merchandise, inbound freight expenses, freight-to-store expenses and other inventory related costs such as shrinkage, damages and replacements. Occupancy expenses consist of rent, depreciation and other occupancy costs, including common area maintenance, property taxes and utilities. Shipping costs consist of third party delivery services and shipping materials.

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

Fair Value of Financial Instruments

We hold certain financial assets, which are required to be measured at fair value on a recurring basis in accordance with the Statement of Financial Accounting Standard No. 157,”Fair Value Measurements” (“ASC Topic 820-10”). ASC Topic 820-10 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). ASC Topic 820-10 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants on the measurement date. Level 1 instruments include cash, account receivable, prepaid expenses, inventory and account payable and accrued liabilities. The carrying values are assumed to approximate the fair value due to the short term nature of the instrument. The carrying amount of the notes payable at September 30, 2014 approximate their respective fair value based on the Company’s incremental borrowing rate.

The following table presents a reconciliation of the derivative liability measured at fair value on a recurring basis using significant unobservable input (Level 3) from January 1, 2014 to September 30, 2014:

	Conversion feature derivative liability	Warrant liability
Balance at January 1, 2014	$41,881	$78,399
Recognition of derivative liability	72,064	193,289
Reclassification of derivative liability to equity	(90,064)	–
Change in fair value included in earnings	(23,881)	(148,709)
Balance at September 30, 2014	$-	$122,979

The three levels of the fair value hierarchy under ASC Topic 820-10 are described below:

●	Level 1 - Valuations based on quoted prices in active markets for identical assets or liabilities that an entity has the ability to access. We believe our carrying value of level 1 instruments approximate their fair value at September 30, 2014.

●	Level 2 - Valuations based on quoted prices for similar assets or liabilities, quoted prices for identical assets or liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable data for substantially the full term of the assets or liabilities.

●	Level 3 - Valuations based on inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. We consider depleting assets, asset retirement obligations and net profit interest liability to be Level 3. We determine the fair value of Level 3 assets and liabilities utilizing various inputs, including NYMEX price quotations and contract terms.

Advertising

The Company expenses advertising costs as incurred. The Company’s advertising expenses totaled $83,631 and $649,269 for the three and nine months ended September 30, 2014, respectively. There were no advertising expense for the three and nine months ended September 30, 2013. We are focusing our advertising on gaining market share and building product brand.

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

Fair Value of Financial Instruments

We have adopted FASB ASC 825, Financial Instruments, which requires disclosures of information about the fair value of certain financial instruments for which it is practicable to estimate that value. For purposes of this disclosure, the fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation.

The carrying amounts of the Company’s short-term financial instruments, including accounts receivable, accounts payable, obligations to clients for returns and allowances, warranty provision, accrued expenses and net due to related parties approximates fair value due to the relatively short period to maturity for these instruments.

Warranty

A return program for defective goods is offered to all of the Company’s online customers. Customers are allowed to return defective goods within a specified period of time (90 days), after shipment. The Company records a liability for its defective goods allowance program at the time of sale for the estimated costs that may be incurred. The liability for defective goods is included in warranty provisions on the Consolidated Balance Sheets.

Changes in the Company’s obligations for return and allowance programs are presented in the following table:

	Year Ended
	September 30, 2014	September 30, 2013
Estimated return and allowance liabilities at beginning of period	$0	$0

Costs accrued for new estimated returns and allowances	$4,500	$0

Return and allowance obligations honored	(0)	(0)

Estimated return and allowance liabilities at end of period	$4,500	$0

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

The following table shows significant concentrations in our revenues and accounts receivable for the periods indicated.

	Percentage of Revenue during the		Percentage of Accounts Receivable
	period ended		period ended
	September 30, 2014	December 31, 2013	September 30, 2014	December 31, 2013
Customer A	17%	51%	26%	71%
Customer B	5%	14%	18%	0%

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

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. Since its inception, the Company has been engaged substantially in financing activities and developing its business plan and marketing. As a result, the Company incurred accumulated net losses during the nine months ended September 30, 2014 of $3,936,303. In addition to raising capital from the sale of equity, the Company’s development activities since inception have been financially sustained through capital contributions from note holders.

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

NOTE 4 – INVENTORY

Inventories consist of the following:

	September 30, 2014	December 31, 2013
Finished goods	$1,480,271	$316,195

NOTE 5 - PROPERTY & EQUIPMENT

The following is a summary of property and equipment:

	September 30, 2014	December 31, 2013
Leasehold Improvements	$7,332	–
Computer Equipment	8,413	$8,413
Furniture, Fixtures and Equipment	93,731	662
Less: accumulated depreciation	(5,694)	(680)
	$103,782	$8,395

Depreciation for the nine months ended September 30, 2014 and 2013 was $5,694 and $263, respectively.

NOTE 6 – INTANGIBLE ASSETS

Intangible assets consist of the following:

	September 30, 2014	December 31, 2013
Website, capitalized	$17,678	$17,678
Less: accumulated amortization	(13,505)	(5,402)
	$4,173	$12,276

Amortization for the nine months ended September 30, 2014 and 2013 was $8,103 and $0, respectively.

NOTE 7 – ACQUISITION

Effective August 29, 2014 (the “Closing”), the Company, Vaporin Acquisitions, Inc., a Florida corporation and wholly-owned subsidiary of the Company (the “Merger Sub”), The Vape Store, Inc., a Florida corporation (“Vape Store”), and Steve and Christy Cantrell, holders of all outstanding Vape Store shares (the “Cantrells”) entered into and closed an Agreement and Plan of Merger (the “Merger Agreement”). Pursuant to the Merger Agreement, Vape Store merged with and into Merger Sub (the “Merger”), with Merger Sub continuing as the surviving corporation and a wholly-owned subsidiary of the Company.

In connection with the Merger Agreement, the Company paid the Cantrells $800,000 at the Closing and agreed to pay the Cantrells an additional $200,000 within 30 days of the Closing. In addition, the Company issued the Cantrells two shares of the Company’s newly created Series E Convertible Preferred Stock. On September 8, 2014, the Company’s Series E shares were converted to 571,428 shares of the Company’s common stock 10% of the shares of common stock will remain in escrow until completion of an audit of Vape Store’s balance sheet as of Closing. Additionally, the Company agreed to assume certain liabilities and business obligations of Vape Store, with respect to which the Company will indemnify the Cantrells. The Company valued these common shares at the fair market value on the date of grant at $5.50 per share or $3,142,854 based on a recent sale of common stock in a private placement. The total purchase price aggregated to $4,142,854. The transaction resulted in a business combination and caused Vape Store to become a wholly-owned subsidiary of the Company.

Pursuant to the Merger Agreement, the Company has an irrevocable option to repurchase from the Cantrells up to a total of 280,000 shares of the Company’s common stock at a price of $5.00 per share during the first 12 months following the Closing and at a price of $7.50 per share during the second 12 months following the Closing.

In connection with the Merger, the Company entered into an employment agreement, dated as of August 29, 2014 (the “Employment Agreement”) with Steve Cantrell. Under the terms of the Employment Agreement, Mr. Cantrell will serve as Vice President of the Company and receive an annual salary of $200,000. The Employment Agreement has an initial term of two years and is automatically renewable for successive one-year terms unless either party opts not to renew. In the event of termination by the Company other than for Cause or Abandonment, or in the event of termination by Mr. Cantrell for Good Reason (as capitalized terms are defined in the Employment Agreement), Mr. Cantrell will be entitled to severance in an amount equal to $400,000 less all salary previously received under the Employment Agreement. In accordance with the Employment Agreement, on September 5, 2014 the Company appointed Mr. Cantrell to serve as Vice President and as a Director of the Company.

The Company accounted for the acquisition utilizing the purchase method of accounting in accordance with ASC 805 “Business Combinations”. The Company is the acquirer for accounting purposes and Vape Store is the acquired company. Accordingly, the Company applied push–down accounting and adjusted to fair value all of the assets and liabilities directly on the financial statements of the subsidiary. The net purchase price paid by the Company was allocated to assets acquired and liabilities assumed on the records of the Company as follows:

Current assets (including cash of $2,000)	$341,021
Other Assets	6,597
Property and equipment	100,401
Goodwill	3,732,268
Liabilities assumed	(37,433)
Net purchase price	$4,142,854

The following table summarizes the unaudited pro forma consolidated results of operations as though the Company and Vape Store acquisition had occurred on January 1, 2014:

	For the Nine months Ended
	September 30, 2014
	As Reported	Pro Forma

Net Revenues	$1,439,368	$3,213,559
Loss from operations	(3,624,519)	(3,037,525)
Net Loss	(3,936,303)	(3,349,309)
Loss per common share:
Basic	$(1,30)	$(1.10)
Diluted	$(1.30)	$(1.10)

The unaudited pro forma consolidated income statements are for informational purposes only and should not be considered indicative of actual results that would have been achieved if the Company and Vape Store acquisition had been completed at the beginning of 2014, or results that may be obtained in any future period.

NOTE 8 – NOTES PAYABLE

Convertible notes payable

On January 24, 2014, following the closing of the Share Exchange, the Company assumed convertible notes payable for a total of $350,000. On January 24, 2014, the debt discount on the convertible notes has a remaining balance of $253,844. These convertible notes payable consisted of the following:

$75,000 10% secured convertible promissory note due in June 2014 with a 5-year warrant to purchase 7,5000 shares of the Company’s common stock at an exercise price of $10 per share for gross proceeds to the Company of $75,000. The note was convertible into shares of the Company’s common stock at an initial conversion price of $10 per share. In September 2014, the Company issued 11,000 shares of common stock for the conversion of principal debt of $75,000 including accrued interest of $7,500. The warrants have an exercise price of $0.50 per share, as a result of being reduced from $10 per share pursuant to full-ratchet anti-dilution protection.  The Company accounted for the reduction of the conversion price from $10 to a lower price per share and such conversion under ASC 470-20-40 “Debt with Conversion and Other Options” and accordingly recorded an additional interest expense of $9,900 which is equal to the fair value of shares issued in excess of the fair value issuable pursuant to the original conversion terms.

$175,000 10% secured convertible promissory notes due in August 2014 with a 5-year warrant to purchase 30,000 shares of the Company’s common stock at an exercise price of $0.50 per share for gross proceeds to the Company of $175,000. The notes are convertible into shares of the Company’s common stock at an initial conversion price of $10 per share. In February 2014, the Company paid back the principal plus accrued interest owed to one of the investors for a sum total of $52,433. In September 2014, the Company issued 18,333 shares of common stock for the conversion of principal debt of $125,000 including accrued interest of $12,500. The warrants have an exercise price of $0.50 per share, as a result of being reduced from $10 per share pursuant to full-ratchet anti-dilution protection. The Company accounted for the reduction of the conversion price from $10 to a lower price per share and such conversion under ASC 470-20-40 “Debt with Conversion and Other Options” and accordingly recorded an additional interest expense of $16,500 which is equal to the fair value of shares issued in excess of the fair value issuable pursuant to the original conversion terms.

●

$100,000 of its 10% convertible promissory notes due in January 2015 with warrants to purchase up to an aggregate of 20,000 shares of the Company’s common stock at an exercise price of $5.00 per share for gross proceeds to the Company of $100,000. The notes are convertible into shares of the Company’s common stock at an initial conversion price of $5.00 per share, subject to adjustment. On January 22, 2014, prior to the closing of the Share Exchange, the Company issued 10,000 shares of the Company’s common stock in connection with the conversion of $50,000 of the notes at a conversion price of $5.00 per share. The warrants have an initial exercise price of $5.00 per share.

In accordance with ASC 470-20-25, the convertible notes were considered to have an embedded beneficial conversion feature because the effective conversion price was less than the fair value of the Company’s common stock. These convertible notes were fully convertible at the issuance date thus the value of the beneficial conversion and the warrants were treated as a discount on the convertible notes to be amortized over the term of the convertible notes. The fair value of this warrant was estimated on the date of grant using the Black-Scholes option-pricing model using the following weighted-average assumptions: expected dividend yield of 0%; expected volatility ranging from 120% to 131%; risk-free interest rate ranging from 1.39% to 1.73% and an expected holding period of five years. During the nine months ended September 30, 2014, amortization of debt discount amounted to $253,844 and was included in interest expense.

On January 14, 2014, prior to the closing of the Share Exchange, the Company granted warrants to purchase up to an aggregate of 12,500 shares of the Company’s common stock at an exercise price of $0.50 (collectively the “Additional Warrants”) to a certain note holder in connection with a note that is due in August 2014. The Company issued the Additional Warrants in connection with certain protection clause contained in the note holder’s respective securities purchase agreements as a result of the Company’s subsequent issuance in January 2014 of its warrants related to a convertible note payable at a per share price lower than the per share price paid by the note holder. The fair value of this warrant was estimated on the date of grant using the Black-Scholes option-pricing model using the following weighted-average assumptions: expected dividend yield of 0%; expected volatility of 131%; risk-free interest rate of 1.65% and an expected holding period of five years. During the nine months ended September 30, 2014, the Company recognized an interest expense of $78,869 and a corresponding derivative liability in connection with the Additional Warrants.

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

On December 19, 2013, the Company issued a six month 10% note payable of $25,000. The note was scheduled to mature on June 18, 2014. In February 2014, the Company issued 5,000 shares of the Company’s common stock in connection with the full conversion of this note.

Notes payable – related party

In connection with the Merger Agreement, the Company agreed to pay the Cantrells $200,000 within 30 days of the Closing. The Company subsequently paid the $200,000 in October 2014.

At the closing of the Share Exchange, $285,710 in principal amount plus accrued interest of the notes were cancelled in exchange for the issuance of an aggregate of 100,000 shares of Series C Preferred Stock of the Company.

NOTE 9 – DERIVATIVE LIABILITIES

In connection with the issuance of the 10% convertible notes (see Note 7), the Company determined that the terms of the convertible notes include a down-round provision under which the conversion price and exercise price could be affected by future equity offerings undertaken by the Company. Accordingly, under the provisions of FASB ASC Topic No. 815-40, “Derivatives and Hedging - Contracts in an Entity’s Own Stock”, the convertible instrument was accounted for as a derivative liability at the date of issuance and adjusted to fair value through earnings at each reporting date. The Company has recognized a derivative liability of $122,979 and $0 at September 30, 2014 and December 31, 2013, respectively. The gain resulting from the decrease in fair value of this convertible instrument was $81,278 and $172,590 for the three and nine months, respectively, ended September 30, 2014. The derivative expense was $0 and $86,484, for the three and nine months, respectively ended September 30, 2014. The Company reclassified $90,064 to paid-in capital due to the payment of convertible notes during the nine months ended September 30, 2014.

The Company used the following assumptions for determining the fair value of the convertible instruments under the Black-Scholes option pricing model:

September 30, 2014

Dividend rate	0%
Term (in years)	0.33 - 5 Years
Volatility	126% - 131%
Risk-free interest rate	0.05% - 1.73%

NOTE 10 – STOCKHOLDERS’ EQUITY

The Company is authorized to issue up to 200,000,000 shares of common stock, par value $0.0001 per share, and 50,000,000 shares of blank check preferred stock, par value $0.0001 per share. On September 8, 2014, the Company filed an amendment to its Certificate of Incorporation with the Secretary of State of Delaware effecting the Reverse Split (the “Reverse Split”). As a result of the Reverse Split, every 50 shares of the Company’s common stock were combined into one share of common stock. Immediately after the September 8, 2014 effective date, the Company had approximately 3,826,493 shares of common stock outstanding. The authorized number of shares of the Company’s common stock and the par value remained the same. The Reverse Split did not affect the number of shares of preferred stock and certain derivative securities outstanding; however it did affect the number of shares issuable to holders upon conversion or exercise of such securities. All share and per share values for all periods presented in the accompanying consolidated financial statements are retroactively restated for the effect of the reverse stock split.

On May 30, 2014, the Board of Directors of the Company approved an amendment (the “Amendment”) to the 2014 Equity Incentive Plan (the “Plan”) which provides for the grant of incentive stock options, non-qualified stock options, restricted stock, restricted stock units (“RSUs”) and stock appreciation rights to employees, consultants, officers and directors of the Company in order to help the Company attract, retain and incentivize qualified individuals that will contribute to the Company’s success. The Amendment increased the maximum number of shares of the Company’s common stock that may be issued under the Plan from a total of 500,000 shares to a total of 1,000,000 shares.

Series A Preferred Stock

On April 8, 2014, the holders of all shares of the Company’s Series A Preferred Stock converted the shares of Series A Preferred Stock into a total of 60,000 shares of common stock. At September 30, 2014, the Company did not have any shares of Series A Preferred Stock outstanding.

Series B Preferred Stock

The Company has outstanding 100,000 shares of Series B Preferred Stock. Each share has a liquidation preference equal to $0.0001 per share. Shares of Series B Preferred Stock are convertible at any time on a share-for-share basis, subject to a limitation that the holder shall not at any time be a beneficial owner of more than 9.99% of the Company’s common stock outstanding at such time. The Series B votes on an as-converted basis, subject to this limitation. Holders of Series B have no dividend preference.

Series C Preferred Stock

The Company has outstanding 1,550 shares of Series C Preferred Stock. Each share has a liquidation preference equal to $0.0001 per share. Shares of Series C Preferred Stock are convertible at any time on a 1 share of Series C Preferred Stock-for-1,000 shares of common stock basis, subject to a limitation that the holder shall not at any time be a beneficial owner of more than 9.99% of the Company’s common stock outstanding at such time. The Series C votes on an as-converted basis, subject to this limitation. Holders of Series C have no dividend preference.

Series E Preferred Stock

On September 2, 2014, the Company filed a Certificate of Designation creating the Series E Convertible Preferred Stock of the Company. The Series E shares: (i) automatically convert into shares of the Company’s common stock at a rate of 285,714.29 shares of common stock for each share of Series E at such time that the Company has sufficient authorized capital, (ii) are entitled to vote on all matters submitted to shareholders of the Company on an as-converted basis and (iii) have a nominal liquidation preference. The Series E converted into common stock on September 8, 2014.

(A)	Share Exchange

In January 2014, the Company entered into the Share Exchange with Vaporin Florida. Pursuant to the Exchange Agreement, all of the issued and outstanding common stock of Vaporin Florida was exchanged for an aggregate of 700,000 shares of the Company’s common stock. Additionally, the holders of all of Vaporin Florida’s issued and outstanding Series A Preferred Stock and the holders of outstanding notes of Vaporin Florida in the aggregate principal amount of $285,710 (the “Vaporin Florida Notes”) exchanged all of the outstanding shares of Vaporin Florida’s Series A Preferred Stock and converted the Vaporin Florida Notes into an aggregate of 2,000 shares of the Company’s Series C Preferred Stock. This transaction was accounted for as a reverse recapitalization of Vaporin Florida whereby Vaporin Florida is considered the acquirer for accounting purposes. The Company is deemed to have issued 1,883,250 shares of common stock and 60,000 shares of Series A Preferred Stock which represents the outstanding common and preferred stock of the Company just prior to the closing of the transaction.

(B)	Private Placement

In January 2014, the Company entered into stock purchase agreements with accredited investors pursuant to which they purchased 115,000 shares of common stock and 100,000 shares of Series B Preferred Stock at a price of $5.00 per share for net proceeds of $1,043,500. The Company paid placement agent fees of $31,500 in connection with the sale of common and preferred stock.

On April 1, 2014, the Company closed on a private placement of 503,993 shares of the Company’s common stock to accredited investors at a price per share of $5.00. Subsequent closings took place on April 7, 2014 and May 6, 2014. The offering generated gross proceeds to the Company of $2,529,965. As compensation for acting as placement agent for the offering, Chardan Capital Markets, LLC received a commission of 10% of the gross proceeds from the shares it sold and a number of five-year warrants equal to 10% of the shares it sold. To date, the Company has paid the placement agent $144,997 and issued the placement agent 28,999 five-year warrants exercisable at $5.00 per share. The net proceeds to the Company, after deducting placement agent fees, legal fees, filing fees and escrow expenses, were $2,290,768.

On August 29, 2014, the Company raised $880,000 in gross proceeds from the sale of 160,000 shares of common stock at a price of $5.50 per share in a private placement offering to four accredited investors. The Company has paid legal fees and escrow expenses related to the private placement of approximately $58,000 which resulted to a net proceeds to the Company of approximately $822,000.

On September 29, 2014, the Company raised $220,000 in gross proceeds from the sale of 40,000 shares of common stock at a price of $5.50 per share in a private placement offering to four accredited investors. The Company has paid legal fees, filing fees and escrow expenses related to the private placement of approximately $18,700 which resulted to a net proceeds to the Company of approximately $201,000.

The securities were not registered under the Securities Act and were issued and sold in reliance upon the exemption from registration contained in Section 4(a)(2) of the Act and Rule 506(b) promulgated thereunder.

(C)	Common stock for services

In March 2014, the Company issued an aggregate of 51,000 shares of the Company’s common stock to two consultants for consulting services rendered. The Company valued these common shares at the fair market value on the date of grant at approximately $5.00 per share or $255,000 based on the sale of commons stock in a private placement at $5.00 per common share. In connection with the issuance of these common shares, the Company recorded stock based consulting for the nine months ended September 30, 2014 of $255,000.

Between April 2014 and May 2014, the Company issued an aggregate of 102,000 shares of the Company’s common stock to various consultants for consulting and accounting service rendered. The Company valued these common shares at the fair market value on the date of grant at approximately $5.00 per share or $510,000 based on the sale of commons stock in a private placement at $5.00 per common share. In connection with the issuance of these common shares, the Company recorded stock based consulting for the nine months ended September 30, 2014 of $510,000.

On May 30, 2014, the Board of Directors approved the grant under the Plan of 400,000 RSUs to Marlin Capital Investments, LLC, a consultant to the Company, 200,000 RSUs to Greg Brauser, the Company’s Chief Operating Officer, and 200,000 RSUs to Scott Frohman, the Company’s Chief Executive Officer and Director. All the RSUs will vest quarterly in approximately equal installments over a three-year period from the date of issuance or upon a “change in control” as defined in the Plan, subject to the consultant’s or individual’s continued service to the Company on each applicable vesting date, with delivery of shares taking place on the third anniversary of the date of issuance. In connection with the grant of these RSUs, the Company recorded stock based compensation and consulting for the nine months ended September 30, 2014 of $643,704.

Between July 2014 and August 2014, the Company issued an aggregate of 34,250 shares of the Company’s common stock to various consultants for consulting service rendered. In connection with the issuance of these common shares, the Company recorded stock based consulting for the nine months ended September 30, 2014 of $124,375.

In July 2014, the Company entered into a one-year employment agreement for a Vice President of Internet Marketing. The Company granted the executive 10,000 restricted shares of common stock and 5,000 stock options exercisable at $4.15 vesting quarterly over a three-year period. The Company valued these common shares at the fair market value on the date of grant at $5.00 per share or a total of $50,000 based on the quoted trading price on the grant date. In connection with the issuance of these common shares, the Company recorded stock based compensation for the nine months ended September 30, 2014 of $50,000. The 5,000 stock options were valued on the grant date at approximately $17,650 or $3.53 per option using a Black-Scholes option pricing model with the following assumptions: stock price of approximately $4.15 per share, volatility of 127%, expected term of 5 years, and a risk free interest rate of 1.70%.

(D)	Stock Options

A summary of the stock options for the nine months ending September 30, 2014 and for the year ending December 31, 2013 and changes during the period are presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Recapitalization on January 24, 2014	6,000	20.00	8.69
Granted	5,000	4.15	5.00
Exercised	-	-	-
Forfeited	-	-	-
Cancelled	-	-	-
Balance outstanding at September 30, 2014	11,000	$12.80	6.55

Options exercisable at September 30, 2014	4,500	$20.00
Options expected to vest	5,000

Weighted average fair value of options granted during the nine months ended September 30, 2014			$3.53

Stock options outstanding at September 30, 2014 as disclosed in the above table have no intrinsic value at the end of the period. For the nine months ended September 30, 2014, total stock-based compensation related to the options was $1,642. The value of stock based compensation expense not yet recognized pertaining to unvested options and stock grants was approximately $16,000 at September 30, 2014.

(E) Stock Warrants

A summary of the status of the Company’s outstanding stock warrants for the nine months ending September 30, 2014 and for the year ending December 31, 2013 and changes during the period then ended is as follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Recapitalization on January 24, 2014	90,375	14.00	4.32
Granted	28,999	5.00	5.00
Cancelled	-	-	-
Forfeited	-	-	-
Exercised	-	-	-
Balance at September 30, 2014	119,374	$12.00	3.85

Warrants exercisable at September 30, 2014	119,374	$12.00	3.85

Weighted average fair value of warrants granted during the nine months ended September 30, 2014		$5.00

NOTE 11 – SUBSEQUENT EVENTS

On November 6, 2014, the Company executed a binding Term Sheet to merge with and into Vapor Corp., a NASDAQ listed issuer. Shareholders of the Company will receive 45% of the combined company as merger consideration. The merger is subject to a number of conditions which are detailed in a Form 8-K filed on November 7, 2014. The merger is expected to close in the first quarter of 2015.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

We were incorporated under the laws of the State of Delaware in 2009. In January 24, 2014, the Company entered into a Share Exchange Agreement (“Share Exchange”) with Vaporin Florida, Inc., a privately-held Florida corporation (“Vaporin Florida”). Pursuant to the Exchange Agreement, all of the issued and outstanding common stock of Vaporin Florida was exchanged for an aggregate of 35 million shares of the Company’s common stock. The Share Exchange was accounted for as a reverse acquisition and re-capitalization, whereas Vaporin Florida is deemed the accounting acquirer and Vaporin, Inc. the legal acquirer. As a result, the assets and liabilities and the historical operations that are reflected in the Company’s financial statements are those of Vaporin Florida, and the Company’s assets, liabilities and results of operations were consolidated with the assets, liabilities and results of operations of Vaporin Florida effective January 24, 2014.

Effective August 29, 2014 (the “Closing”), the Company , Vaporin Acquisitions, Inc., a Florida corporation and wholly-owned subsidiary of the Company (the “Merger Sub”), The Vape Store, Inc., a Florida corporation (“Vape Store”), and Steve and Christy Cantrell, holders of all outstanding Vape Store shares (the “Cantrells”) entered into and closed an Agreement and Plan of Merger (the “Merger Agreement”). Pursuant to the Merger Agreement, Vape Store merged with and into Merger Sub (the “Merger”), with Merger Sub continuing as the surviving corporation and a wholly-owned subsidiary of the Company.

We are a distributor of electronic cigarettes, e-liquids and related products.

Results of Operations

The following are the results of operations for three and nine months ended September 30, 2014 and 2013.

Revenue

Total revenue for the three and nine months ended September 30, 2014 was approximately $837,000 and 1,439,000, respectively, and for both the three and nine months ended September 30, 2013 was approximately $28,000. The approximately $809,000 and 1,411,000 increase was primarily reflective of purchasing inventory, establishing our sales effort and approximately $200,000 in sales from our acquisition of the Vape Store. Our focus has been on gaining market share through product distribution, retail stores, direct sales and website sales of our products. Our Internet business is growing. In promotion of this, in July 2014, we hired a Vice President of Internet Marketing and expect that aspect of our business to further grow. Additionally, in connection with the Merger we hired a Vice President to manage the Vape Store.

Operating expense

Total operating expenses for the three and nine months ended September 30, 2014 were approximately $1,799,000 and $4,286,000, respectively, and total operating expenses for the three and nine months ended September 30, 2013 were approximately $36,000 and $149,000, respectively.

The approximate $1,763,000 and $4,137,000 increase in operating expenses for the three and nine months ended September 30, 2014 compared to the three and nine months ended September 30, 2013, respectively, is primarily attributable to an increases in stock based compensation, advertising and promotion expense, consulting fees, payroll and professional fees as a result of continued growth and development of the Company’s sales and general business activity. Non cash stock based compensation for employees and consultants for the three and nine months ended September 30, 2014 was approximately $659,000 and $1,585,000, respectively. Advertising and promotion expense for the three and nine months ended September 30, 2014 was approximately $202,000 and $649,000, respectively.

3

Loss from operations

We reported an operating loss from continuing operations of approximately $1,386,000 and $3,625,000 for the three and nine months ended September 30, 2014, respectively, and $48,000 and $161,000 for the three and nine months ended September 30, 2013, respectively. The increase in operating loss was primarily due to continued growth, market penetration and development of operations. Non cash stock based compensation was approximately 47.5% and 43.7% respectively, of our loss from operations for the three and nine months ended September 30, 2014.

Other Income (Expenses)

Total other income (expense) was approximately $28,000 and ($312,000) for the three and nine months ended September 30, 2014, respectively, and $0 for the three and nine months ended September 30, 2013, respectively.

The change in other income (expense) for the three months ended September 30, 2014 compared to September 30, 2013 is primarily attributable to an increase of approximately $53,000 of interest expense in connection with the amortization of debt discount and the additional warrants granted related to the 10% convertible note payable, and offset by an increase in income from the change in fair value of derivative liabilities of approximately $81,000. There was no derivative expense for the three months ended September 30, 2014 and 2013.

The change in other income (expense) for the nine months ended September 30, 2014 compared to September 30, 2013 is primarily attributable to an increase of approximately $398,000 of interest expense in connection with the amortization of debt discount and the additional warrants granted related to the 10% convertible note payable, derivative expense of $86,000 and was offset by an increase in income from the change in fair value of derivative liabilities of approximately $173,000.

Net Loss

As a result of the operating expense and other expense discussed above, we reported a net loss of approximately $1.4 million and $48,000 for the three months ended September 30, 2014 and 2013, respectively, and $3.9 million and $161,000 for the nine months ended September 30, 2014 and 2013, respectively.

Liquidity and Capital Resources

Cash Flows from Operating Activities

For the nine months ended September 30, 2014, we used approximately $2,815,000 of cash in operating activities. This is an increase of approximately $2,300,000 on cash used in operations from approximately $515,000 of cash provided from operating activities during the nine months ended September 30, 2013. The cash use was primarily related to establishing operations by purchasing initial inventory, advertising and promotion, payroll and consulting.

Cash Flows from Investing Activities

For the nine months ended September 30, 2014, we had approximately $798,000 provided by financing activities as a result of the acquisition of the Vape Store.

Cash Flows from Financing Activities

For the nine months ended September 30, 2014, we had approximately $4,357,000 provided by financing activities as a result of proceeds from the sale of common and preferred stock and from the issuance of debt prior to recapitalization.

4

Liquidity

At November 7, 2014, we had approximately $330,000 in available cash. We believe we do not have sufficient cash to meet our forecasted working capital needs for the next 12 months. As a result, it is likely that we will be required to obtain additional external financing through collaborative agreements. No assurance can be given that such additional financing will be available on acceptable terms, if at all. Our ability to sell additional shares of our stock and/or borrow cash could be materially adversely affected by the current climate in the global equity and credit market, particularly for microcap companies like us. There can be no assurances that the plans and actions proposed by management will be successful or that we will generate profitability and positive cash flows in the future. Additionally, the sales of equity or convertible debt securities may result in dilution to our stockholders. We recently terminated our private placement as a result of the weakness of our common stock price. If we seek to raise additional capital, our future stock price may result in substantial dilution to existing shareholders.

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

Cautionary Note Regarding Forward-Looking Statements

This report includes forward-looking statements including statements regarding our liquidity our future growth, and completing the Vapor Corp. merger. The words “believe,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “could,” “target,” “potential,” “is likely,” “will,” “expect” and similar expressions, as they relate to us, are intended to identify forward-looking statements.  We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs.

The results anticipated by any or all of these forward-looking statements might not occur. Important factors that could cause actual results to differ from those in the forward-looking statements include intense competition, regulatory initiatives that adversely affect the e-cigarette industry and the results of our marketing initiatives, our future common stock price, the market for microcap companies, the receipt of fairness opinions relating to the proposed merger and regulatory approvals and the consummation of the Vapor Corp. and financings contemplated by the letter of intent. Further information on our risk factors is contained in our filings with the SEC, including our Annual Report on Form 10-K. We undertake no obligation to publicly update or revise any forward-looking statements, whether as the result of new information, future events or otherwise.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not required for smaller reporting companies as defined in Rule 12b-2 of the Exchange Act.

Item 4. Controls and Procedures.

Our management carried out an evaluation, under the supervision of and with the participation of our Principal Executive Officer and Principal Financial Officer, required by Rule 13a-15 or 15d-15 of the Securities Exchange Act of 1934 (the “Exchange Act”) of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act. Based on their evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures are effective as of the end of the period covered by our report on Form 10-Q for the quarter ended September 30, 2014 to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

5

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Not applicable to smaller reporting companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On August 29, 2014, the Company raised $880,000 in gross proceeds from the sale of 160,000 shares of common stock at a price of $5.50 per share in a private placement offering to four accredited investors.

On September 29, 2014, the Company raised $220,000 in gross proceeds from the sale of 40,000 shares of common stock at a price of $5.50 per share in a private placement offering to four accredited investors.

The securities described hereunder have not been registered under the Securities Act and were issued and sold in reliance upon the exemption from registration contained in Section 4(a)(2) of the Act and Rule 506(b) promulgated thereunder.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibits:

2.1	Agreement and Plan of Merger(1)

2.2	Articles of Merger(1)

3.1	Certificate of Amendment to Certificate of Incorporation(2)

4.1	Certificate of Designation – Series E Convertible Preferred Stock(1)

10.1	Form of Securities Purchase Agreement(1)

10.2	Employment Agreement – Steve Cantrell(1)+

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

(1)	Previously filed as an exhibit to the registrant’s Current Report on Form 8-K filed September 5, 2014 and incorporated herein by reference.

(2)	Previously filed as an exhibit to the registrant’s Current Report on Form 8-K filed September 11, 2014 and incorporated herein by reference.

+	Represents management employment or compensation agreement.

*	Pursuant to Item 601(b)(32) of Regulation S-K, this exhibit is furnished, rather than filed, with this Quarterly Report on Form 10-Q.

**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise not subject to liability.

6

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VAPORIN, INC.

Date: November 10, 2014	By:	/s/ Scott Frohman
Scott Frohman
Chief Executive Officer

Date: November 10, 2014	By:	/s/ James J. Martin
James J. Martin
Chief Financial Officer

7