Form 10-Q/A
period 2014-09-30
VAPORIN, INC.
filed 2014-11-12
CIK 1504937

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC. 20549

FORM 10-Q /A

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

EXPLANATORY NOTE TO 10-Q/A

This Amendment No. 1 (“Amendment No. 1”) amends the Quarterly Report on Form 10-Q of Vaporin, Inc. (the “Company”) for the quarter ended September 30, 2014, originally filed with the Securities and Exchange Commission (the “SEC”) on November 12, 2014 (the “Original Filing”).   The Company is filing this Amendment No. 1 to supplement the disclosure contained in its Notes to Unaudited Condensed Consolidated Financial Statements under Note 2 – Summary of Significant Accounting Policies – Inventory and Use of Estimates and Note 10 – Stockholders’ Equity – (b) Private Placement. In addition, the Consolidated Statement of Cash Flows corrected a missing line item for Inventory and typographical error on 2013 Depreciation and Amortization.

Except as described above, no other amendments are being made to the Original Filing. This Amendment No.1 does not reflect events occurring after the filing of the Original Filing or modify or update the disclosure contained therein in any way other than as required to reflect the amendments discussed above.

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

VAPORIN, Inc.

(FORMERLY VALOR GOLD CORP.)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended June 30,
	2014	2013
OPERATING ACTIVITIES
Net loss	$(3,936,303)	$(161,390)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	13,117	–
Amortization of debt discount	253,844	–
Derivative expense	86,484	–
Change in fair value of derivative liabilities	(172,590)	–
Interest expense in connection with the grant of warrants	78,869	–
Interest expense in connection with conversion of debt	26,400	–
Stock based compensation	1,584,721	–
Changes in operating assets and liabilities
Accounts receivable	(268,336)	(641)
Inventory	(825,055)	(329,768)
Other current assets	5,065	(25,038)
Accounts payable and accrued liabilities	338,608	1,598
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(2,815,176)	(515,239)

INVESTING ACTIVITIES
Acquisition of business, net of cash acquired	(798,000)	–
(Increase) decrease in intangible assets	–	(17,678)
(Increase) decrease in fixed assets	–	(7,590)
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(798,000)	(25,268)

FINANCING ACTIVITIES
Payment of notes payable	(100,000)	–
Proceeds received from issuance of note payable - related party	–	541,322
Proceeds received from issuance of note prior to recapitalization	100,000	–
Issuance of common stock, net of issuance costs	3,857,470	–
Issuance of preferred stock	500,000	–
NET CASH PROVIDED BY FINANCING ACTIVITIES	4,357,470	541,322

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	744,294	815

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	25,221	–

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$769,515	$815

Supplemental disclosures:
Non cash activities:
Reclassification of derivative liability to equity	90,064	–
Note payable converted to common stock	295,000	–
Note payable – related party exchanged to preferred stock pursuant to the Share Exchange	285,710	–
Issuance of note payable in connection with the acquisition of business	200,000	–
Purchase of inventory and other assets upon acquisition of business	345,618	–
Purchase of property and equipment upon acquisition of business	100,401	–
Assumption of liabilities upon acquisition of business	37,433	–

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

Use of Estimates

The Company makes estimates and assumptions in the ordinary course of business relating to sales returns and allowances, warranty reserves, inventory reserves and reserves for promotional incentives that affect the reported amounts of assets and liabilities and of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Future events and their effects cannot be determined with absolute certainty; therefore, the determination of estimates requires the exercise of judgment. Historically, past changes to these estimates have not had a material impact on the Company's financial condition. However, circumstances could change which may alter future expectations.

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

The Company previously purchased products from Direct Source China, LLC. (“Direct Source”), an entity controlled by Gregory Brauser, our Chief Operating Officer. Direct Source purchase d the products directly from the manufacturers in China and allowed the Company to develop direct relations with manufacturers in China. Direct Source charge d the Company an 8% administrative premium. The Company paid Direct Source net of all credits approximately $509,000 for products during the nine months ended September 30, 2014. As of September 30, 2014, Direct Source is no longer a material supplier. For the three months ended September 30, 2014, our purchase from Direct Source were approximately $5,172. This resulted in a mark-up of approximately $400.

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

In January 2014, the Company entered into stock purchase agreements with accredited investors pursuant to which they purchased 115,000 shares of common stock and 100,000 shares of Series B Preferred Stock at a price of $5.00 per share for net proceeds of $1,043,500. The Company paid placement agent fees of $31,500 in connection with the sale of common and preferred stock. The shares of common stock and the shares of Series B Preferred Stock issued are subject to a “Most Favored Nations” provision for a period of 12 months from the closing of the private placement. In the event the Company issues common stock at a price of less than $5.00 per share (giving effect to the Company’s 1 for 50 reverse stock split effective September 8, 2014), or derivative securities with an exercise or conversion price of less than $5.00 per share (a “Dilutive Issuance”), investors in the private placement will be issued additional shares of common stock such that the average price of the securities newly issued to such investors and the shares purchased by such investors in the private placement will be the price of securities issued in the Dilutive Issuance. The provision includes certain customary exceptions related to issuances in connection with splits, dividends, mergers, acquisitions and partnering arrangements and certain issuances to employees, directors and consultants.

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

VAPORIN, INC.

Date: November 12 , 2014	By:	/s/ Scott Frohman
Scott Frohman
Chief Executive Officer

Date: November 12 , 2014	By:	/s/ James J. Martin
James J. Martin
Chief Financial Officer

7